Form 10-Q
period 2020-09-30
Inhibrx, Inc.
filed 2020-11-13
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number: 001-39452

INHIBRX, INC.

(Exact name of registrant as specified in its charter)

Delaware		82-4257312
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

11025 N. Torrey Pines Road, Suite 200
La Jolla, California		92037
(Address of principal executive offices)		(Zip Code)

(858) 795-4220
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	INBX	The Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                               Yes  ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                           Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.       ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of October 31, 2020, the registrant had 37,712,390 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report, are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “design,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the initiation, timing, progress and results of our research and development programs as well as our preclinical studies and clinical trials;
•our ability to advance therapeutic candidates into, and successfully complete, clinical trials;
•our interpretation of initial, interim or preliminary data from our clinical trials, including interpretations regarding disease control and disease response;
•the timing or likelihood of regulatory filings and approvals;
•the commercialization of our therapeutic candidates, if approved;
•the pricing, coverage and reimbursement of our therapeutic candidates, if approved;
•our ability to utilize our technology platform to generate and advance additional therapeutic candidates;
•the implementation of our business model, strategic plans for our business and therapeutic candidates;
•our ability to successfully manufacture our therapeutic candidates for clinical trials and commercial use, if approved;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our therapeutic candidates;
•our ability to enter into strategic partnerships and the potential benefits of such partnerships;
•our estimates regarding expenses, capital requirements and needs for additional financing;
•our financial performance;
•our expectations regarding the impact of the COVID-19 pandemic on our business;
•our and our third party partners and service providers’ ability to continue operations and advance our therapeutic candidates through clinical trials and the ability of our third party manufacturers to provide the required raw materials, antibodies and other biologics for our preclinical research and clinical trials in light of the COVID-19 pandemic and the recent political developments in Hong Kong;
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals; and
•developments relating to our competitors and our industry.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to new information, actual results or to changes in our expectations, except as required by law.
You should read this Quarterly Report and the documents that we file with the Securities and Exchange Commission, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	127,669	11,540
Accounts receivable	681	199
Receivables from related parties	283	239
Prepaid expenses and other current assets	3,217	3,583
Total current assets	131,850	15,561
Property and equipment, net	3,274	3,230
Right-of-use asset	8,185	7,453
Other non-current assets	245	245
Total assets	$143,554	$26,489
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,186	$3,115
Accrued expenses	11,037	4,832
Current portion of deferred revenue	5,176	7,939
Current portion of long-term debt, net of discount	—	3,563
Current portion of lease liability	1,463	1,105
Paycheck Protection Program loan	1,875	—
Other current liabilities	—	16
Total current liabilities	34,737	20,570
Convertible notes, net of discount	—	30,367
Derivative liabilities	—	1,916
Non-current portion of deferred revenue	170	1,000
Long-term debt, net of current portion and including final payment fee	9,821	—
Non-current portion of lease liability	7,097	6,698
Total liabilities	51,825	60,551
Commitments and contingencies (Note 10)
Convertible preferred stock, $0.0001 par value; no and 25,765,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; no and 12,534,331 shares issued and outstanding at September 30, 2020 and December 31, 2019 respectively; liquidation preferences of $0 and $87.5 million at September 30, 2020 and December 31, 2019, respectively.	—	59,507
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 15,000,000 and no shares authorized at September 30, 2020 and December 31, 2019; no shares issued or outstanding.	—	—
Common stock, $0.0001 par value; 120,000,000 and 65,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 37,710,190 and 18,154,119 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	4	2
Additional paid-in-capital	219,455	(24,316)
Accumulated deficit	(127,730)	(69,255)
Total stockholders’ equity (deficit)	91,729	(93,569)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$143,554	$26,489
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Revenue:
License fee revenue	$5,826	$794	$10,032	$8,826
Grant revenue	75	425	80	4,122
Total revenue	5,901	1,219	10,112	12,948
Operating expenses:
Research and development	19,837	12,785	55,827	35,624
General and administrative	1,622	1,481	4,621	4,584
Total operating expenses	21,459	14,266	60,448	40,208
Loss from operations	(15,558)	(13,047)	(50,336)	(27,260)
Other income (expense):
Interest expense, net	(4,428)	(2,670)	(10,284)	(3,407)
Other income (expense), net	—	(70)	5	(54)
Change in fair value of warrant liabilities	(24)	—	(24)	—
Change in fair value of derivative liabilities	—	(3,476)	2,651	(3,476)
Total other expense	(4,452)	(6,216)	(7,652)	(6,937)
Loss before income tax expense	(20,010)	(19,263)	(57,988)	(34,197)
Provision for income taxes	—	900	—	898
Loss on equity method investment	487	—	487	—
Net loss	(20,497)	(20,163)	(58,475)	(35,095)
Net loss per share, basic and diluted	$(0.77)	$(1.11)	$(2.78)	$(1.93)
Weighted-average shares of common stock outstanding, basic and diluted	26,750	18,154	21,019	18,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	CONVERTIBLE PREFERRED STOCK (SHARES)	CONVERTIBLE PREFERRED STOCK (AMOUNT)	COMMON STOCK (SHARES)	COMMON STOCK (AMOUNT)	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
Balance as of December 31, 2019	12,534	$59,507	18,154	$2	$(24,316)	$(69,255)	$(93,569)
Stock-based compensation expense	—	—	—	—	1,088	—	1,088
Net loss	—	—	—	—	—	(20,093)	(20,093)
Balance as of March 31, 2020	12,534	$59,507	18,154	$2	$(23,228)	$(89,348)	$(112,574)
Stock-based compensation expense	—	—	—	—	1,259	—	1,259
2020 Notes - beneficial conversion feature	—	—	—	—	2,656	—	2,656
Net loss	—	—	—	—	—	(17,885)	(17,885)
Balance as of June 30, 2020	12,534	$59,507	18,154	$2	$(19,313)	$(107,233)	$(126,544)
Stock-based compensation expense	—	—	—	—	1,303	—	1,303
Issuance of shares upon exercise of stock options	—	—	—	—	4	—	4
Issuance of shares in IPO, net of issuance costs	—	—	8,050	1	125,862	—	125,863
Issuance of shares in conversion of preferred shares	(12,534)	(59,507)	7,211	1	59,506	—	59,507
Issuance of shares in conversion of the 2019 Note the 2020 Notes	—	—	4,295	—	59,393	—	59,393
Reversal of unamortized BCF on the 2019 Note	—	—	—	—	(5,332)	—	(5,332)
Reversal of unamortized BCF on the 2020 Notes	—	—	—	—	(2,107)	—	(2,107)
Reclassification of warrant liabilities into equity	—	—	—	—	139	—	139
Net loss	—	—	—	—	—	(20,497)	(20,497)
Balance as of September 30, 2020	—	$—	37,710	$4	$219,455	$(127,730)	$91,729

	CONVERTIBLE PREFERRED STOCK (SHARES)	CONVERTIBLE PREFERRED STOCK (AMOUNT)	COMMON STOCK (SHARES)	COMMON STOCK (AMOUNT)	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
Balance as of December 31, 2018	10,815	$47,519	18,154	$2	$(39,790)	$(17,855)	$(57,643)
Stock-based compensation expense	—	—	—	—	906	—	906
Issuance of Mezzanine Preferred Stock	1,719	11,988	—	—	—	—	—
Net loss	—	—	—	—	—	(3,847)	(3,847)
Balance as of March 31, 2019	12,534	$59,507	18,154	$2	$(38,884)	$(21,702)	$(60,584)
Stock-based compensation expense	—	—	—	—	925	—	925
2019 Note - beneficial conversion feature	—	—	—	—	11,500	—	11,500
Net loss	—	—	—	—	—	(11,085)	(11,085)
Balance as of June 30, 2019	12,534	$59,507	18,154	$2	$(26,459)	$(32,787)	$(59,244)
Stock-based compensation expense	—	—	—	—	1,019	—	1,019
Net loss	—	—	—	—	—	(20,163)	(20,163)
Balance as of September 30, 2019	12,534	$59,507	18,154	$2	$(25,440)	$(52,950)	$(78,388)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
Cash flows from operating activities
Net loss	$(58,475)	$(35,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	754	926
Accretion of debt discount and non-cash interest expense	10,046	3,199
Stock-based compensation expense	3,650	2,850
Non-cash lease expense	1,020	1,089
Change in fair value of derivative liabilities	(2,651)	3,476
Change in fair value of warrant liabilities	24	—
Loss from equity method investment	487	—
Loss on disposal of fixed assets	—	69
Changes in operating assets and liabilities:
Accounts receivable	(482)	(1,680)
Receivables from related parties	(44)	—
Prepaid expenses and other current assets	366	(848)
Other non-current assets	—	(244)
Accounts payable	11,605	(3,014)
Accrued expenses and other current liabilities	6,196	1,038
Operating lease liability	(995)	(746)
Deferred revenue, current portion	(3,250)	8,206
Deferred revenue, non-current portion	(830)	1,000
Other non-current liabilities	—	(363)
Net cash used in operating activities	(32,579)	(20,137)
Cash flows from investing activities
Purchase of fixed assets	(752)	(1,475)
Net cash used in investing activities	(752)	(1,475)
Cash flows from financing activities
Proceeds from initial public offering, gross	136,850	—
Costs associated with initial public offering	(10,558)	—
Deferred offering costs paid	—	(1,158)
Proceeds from the issuance of convertible notes	15,000	40,000
Costs associated with the issuance of convertible notes	—	(2,470)
Proceeds from the issuance of debt	9,958	—
Payment of fees associated with debt	(86)	—
Proceeds from the Paycheck Protection Program loan	1,875	—
Repayment of principal on debt	(2,183)	(4,595)
Final payment on debt	(1,400)	—
Proceeds from the exercise of stock options	4	—
Proceeds from the issuance of preferred stock	—	12,000
Costs associated with the issuance of preferred stock	—	(12)

Net cash provided by financing activities	149,460	43,765
Net increase in cash and cash equivalents	116,129	22,153
Cash and cash equivalents at beginning of period	11,540	2,103
Cash and cash equivalents at end of period	$127,669	$24,256

Supplemental disclosure of cash flow information
Cash paid for interest	$172	$407
Cash paid for income taxes	$—	$976

Supplemental schedule of non-cash investing and financing activities
Conversion of preferred stock to common stock	$59,507	$—
Conversion of the 2019 Note and the 2020 Notes to common stock	$53,394	$—
Debt discount arising from convertible note beneficial conversion features and reversal of beneficial conversion features	$4,783	$(11,500)
Operating lease liabilities arising from obtaining right-of-use assets	$1,752	$8,808
Derivative liabilities	$735	$900
Debt discount related to derivative liabilities	$(735)	$(900)
Non-cash equity method investment	$(487)	$—
Initial public offering costs included in accounts payable and accrued expenses	$430	$597
Reclassification of warrant liabilities to equity	$139	$—
Warrant liabilities	$115	$—
Debt discount related to warrant liabilities	$(115)	$—
Payable for purchase of fixed assets	$(46)	$(22)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Inhibrx, Inc. (the “Company” or “Inhibrx”) is a clinical-stage biotechnology company focused on developing a broad pipeline of novel biologic therapeutic candidates. The Company combines a deep understanding of target biology with innovative protein engineering, proprietary discovery technologies, and an integrative approach to research and development to design highly differentiated therapeutic candidates. The Company’s current pipeline is focused on oncology and orphan diseases.
Initial Public Offering
On August 21, 2020, the Company completed its initial public offering (“IPO”) in which it sold 8,050,000 shares of common stock at an offering price of $17.00 per share. Proceeds from the IPO, net of underwriting discounts, commissions, and offering costs were $125.9 million.
In addition, each of the following occurred in connection with the completion of the IPO:
•the conversion of the 2019 Note and the 2020 Notes (each as defined below) into 4,294,603 shares of the Company’s common stock;
•the conversion of all outstanding convertible preferred stock into 7,211,086 shares of the Company’s common stock;
•the adjustment of an outstanding warrant to purchase convertible preferred stock into a warrant to purchase 7,354 shares of the Company’s common stock; and
•the amendment and restatement of the Company’s certificate of incorporation, authorizing 120.0 million shares of common stock and 15.0 million shares of preferred stock.
Reverse Stock Split
On August 11, 2020 the Company effected a one-for-1.7382 reverse stock split of the Company’s common stock (the “Reverse Stock Split”). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock and the conversion prices of the convertible preferred stock have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) related to an interim report on the Form 10-Q. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2019, which are included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) on August 19, 2020 under the Securities Act of 1933, as amended (the “Securities Act”).

Liquidity
As of September 30, 2020, the Company had an accumulated deficit of $127.7 million and cash and cash equivalents of $127.7 million. From its inception and through September 30, 2020, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
The Company believes that existing cash and cash equivalents, including the net proceeds from the IPO, will be sufficient to fund the Company’s operations for at least 12 months from the date of the filing of this Form 10-Q. The Company plans to finance its future cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. If the Company does raise additional capital through public or private equity or convertible debt offerings, the ownership interests of its existing stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that adversely affect its stockholders’ rights. If the Company raises capital through additional debt financings, it may be subject to covenants limiting or restricting its ability to take specific actions, such as incurring additional debt or making certain capital expenditures. To the extent that the Company raises additional capital through strategic licensing, collaboration or other similar agreement, it may have to relinquish valuable rights to its therapeutic candidates, future revenue streams or research programs at an earlier stage of development or on less favorable terms than it would otherwise choose, or to grant licenses on terms that may not be favorable to the Company. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure adequate additional funding, it will need to reevaluate its operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of its development programs, or relinquish rights to its technology on less favorable terms than it would otherwise choose. These actions could materially impact its business, financial condition, results of operations and prospects.
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The Company’s most significant estimates relate to evaluation of embedded derivative instruments and beneficial conversion features within convertible notes, whether revenue recognition criteria have been met, accounting for development work and preclinical studies and clinical trials, determining the assumptions used in measuring stock-based compensation, the incremental borrowing rate estimated in relation to the Company’s operating lease, and valuation allowances for the Company’s deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The Company’s actual results may differ from these estimates under different assumptions or conditions.
Fair Value of Financial Instruments
The Company’s financial instruments consist principally of accounts receivable, accounts payable, accrued expense, its current loan and security agreement (the “2020 Loan Agreement”) with Oxford Finance LLC (“Oxford”) and its former loan and security agreement, as amended (the “2015 Loan Agreement”), which has been terminated, warrants, and derivative instruments as applicable. The carrying amounts of financial instruments such as accounts receivable, accounts payable, accrued expense and convertible notes approximate their related fair values due to the short-term nature of these instruments. The Company’s derivative instruments and warrants are carried at fair value based on unobservable market inputs.
Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash held in financial institutions including readily available checking and money market accounts.

Concentrations of Credit Risk
The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial condition of the depository institution in which those deposits are held.
The Company continually evaluates its accounts receivable for all outstanding third-party balances to determine the potential exposure to a concentration of credit risk. The Company’s major third-party contracting parties, some of which account for significant balances in both accounts receivable and revenue, are generally large, credit-worthy biotechnology companies and government bodies. The Company assesses the collectability of accounts receivable through a review of its current aging, as well as an analysis of its historical collection rate, general economic conditions, and credit status of these third parties. As of September 30, 2020 and December 31, 2019, all outstanding accounts receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.
The Company currently depends on third-party suppliers for key materials and services used in its research and development, as well as manufacturing processes, and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services. In August 2018, the Company entered into a strategic alliance with WuXi Biologics (Hong Kong), Limited, (“WuXi Biologics”) pursuant to which the Company agreed, for three years and subject to certain conditions, to exclusively use WuXi Biologics to manufacture its therapeutic candidates on a project-by-project basis. The Company does not control the manufacturing processes of the contract development and manufacturing organizations (“CDMOs”) with whom it contracts, including WuXi Biologics, and is dependent on these third parties for the production of its therapeutic candidates in accordance with relevant regulations (such as current Good Manufacturing Practices, “cGMP”), which includes, among other things, quality control, quality assurance and the maintenance of records and documentation.
Dividends
As of September 30, 2020, the Company has never declared or paid any dividends on its common stock. The Company currently intends to retain available cash for funding operations; therefore, it does not expect to pay any dividends in the foreseeable future.
Additionally, the 2020 Loan Agreement with Oxford, limits, among other things, the Company’s ability to pay dividends and make certain other payments. Any future determination to pay dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon, among other factors, the results of operations, financial condition, capital requirements, contract restrictions, business prospects and other factors the Company’s board of directors may deem relevant.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The Company estimates useful lives as follows:
•machinery and equipment: three to five years;
•furniture and fixtures: three to five years; and
•computer software: four to five years.
Amortization of leasehold improvements is provided on a straight-line basis over the shorter of their estimated useful lives or the lease term. The costs of additions and betterments are capitalized, and repairs and maintenance costs are expensed in the periods incurred.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon future cash flows or appraised values, depending on the nature of the asset. The Company recognized no impairment losses during any of the periods presented within its condensed consolidated financial statements.
Leases
The Company has two existing leases for its corporate headquarters in La Jolla, California. Its first lease commenced in June 2018. In May 2019, the Company signed an amendment to its lease agreement to expand the Company’s facilities, which commenced in January 2020. This amendment is accounted for as a separate lease. Leases are reviewed and classified as operating or financing leases at commencement. The Company’s existing leases are classified as operating leases.
Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases. For the long-term operating lease of its corporate headquarters, the Company recognized a right-of-use asset and lease liability on its condensed consolidated balance sheet. The lease liability is determined as the present value of future lease payments using an estimated incremental borrowing rate that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise.
The Company has elected to exclude from its condensed consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and has elected not to separate lease components and non-lease components for its long-term operating leases.
Rent expense for the operating leases are recognized on a straight-line basis over the lease term and is included in operating expense in the condensed consolidated statements of operations for all periods presented.
Agreements are reviewed at inception to determine if they contain a lease.
Equity Method Investment
The Company uses the equity method of accounting for equity investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. As discussed in Note 8, the Company received an equity investment in the form of a 10% equity interest as consideration in a series of agreements with Phylaxis BioScience, LLC (“Phylaxis”), which is accounted for as an equity method investment. The Company's proportionate share of the net income or loss of these companies is included as loss in equity method investment in the condensed consolidated statement of operations. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, legal form of the investee (e.g. limited liability corporation), participation in policy-making decisions, and material purchase and sale transactions. As of September 30, 2020, the Company’s equity method investment has been written down to zero as a result of the allocation of the Company’s share of losses of the investee.
Derivative Liabilities
As discussed in Note 5, the convertible promissory note (the “2019 Note”) issued in May 2019 to DRAGSA 50, LLC, an entity affiliated with Viking Global Investors LP (“Viking”) and the convertible promissory notes (the “2020 Notes”) issued in April 2020 to Viking and certain other investors contained embedded features that provided multiple settlement alternatives. Certain of these settlement features provided the noteholders with a right to a fixed number of the Company’s shares upon conversion of the note. Other settlement features provided the noteholders the right or the obligation to receive cash or a variable number of shares upon the completion of a capital raising transaction, change of control, qualified IPO (as defined in the 2019 Note and the 2020 Notes), or default of the Company. The Company evaluated each settlement alternative within the 2019 Note and the 2020 Notes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-15, Embedded Derivatives and ASC Topic 815-40, Contracts in Entity’s Own Equity and determined certain of the settlement features would be accounted for as redemption features meeting the requirements for separate accounting as a single, compound derivative instrument.
This single, compound derivative instrument was accounted for as a liability at its estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the condensed consolidated statements of operations. During August 2020, the Company consummated its IPO, resulting in the conversion of the 2019 Note and the 2020 Notes into shares of the Company’s common stock. As of September 30, 2020, the derivative liabilities no longer exist.
Warrant Liabilities
As discussed in Note 3, in conjunction with the 2020 Loan Agreement with Oxford, the Company issued warrants for the purchase of: 1) its preferred stock if the Company remained privately-held or 2) common stock upon the successful completion of an IPO prior to December 31, 2020. Upon the issuance of the warrants in July 2020, pursuant to ASC Topic 480, the warrants were accounted for as liabilities and measured at their estimated fair value as of the date of issuance based on the potential conversion into preferred stock. During August 2020, upon consummation of the Company’s IPO, the warrants were deemed to be issued for the purchase of common stock and were no longer accounted for as liabilities. The change in fair value was recognized as a component of change in fair value of warrant liabilities in the condensed consolidated statements of operations during the three and nine months ended September 30, 2020.
Fair Value Measurements
The Company determines the fair value measurements of applicable assets and liabilities based on a three-tier fair value hierarchy established by accounting guidance and prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
The 2019 Note and the 2020 Notes contained embedded derivative liabilities (see Note 5). The 2020 Loan Agreement contained warrant liabilities (see Note 3). Prior to the completion of the IPO in August 2020, these were classified within Level 3 of the hierarchy, since they were valued by using inputs that were unobservable in the market. Upon the consummation of the IPO in August 2020 and as of September 30, 2020, the derivative liabilities and warrant liabilities no longer existed. The following table presents the Company’s financial liability that was measured at fair value as of December 31, 2019 (in thousands):

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
As of December 31, 2019
Derivative liability	$—	$—	$1,916	$1,916
Prior to the completion of the IPO in August 2020, the Company’s liabilities that were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) included the derivative liabilities related to the 2019 Note and the 2020 Notes and the warrants issued with the 2020 Loan Agreement. The following table provides a reconciliation of financial instruments measured at fair value using Level 3 unobservable inputs for the nine months ended September 30, 2020 (in thousands):

Balance as of December 31, 2018	$—
Establishment of derivative liability on the 2019 Note	900
Change in fair value of derivative liability	1,016
Balance as of December 31, 2019	$1,916
Establishment of derivative liability on the 2020 Notes	735
Establishment of warrant liabilities on the 2020 Loan Agreement	115
Change in fair value of derivative liabilities on the 2019 and 2020 Notes	(2,651)
Change in fair value of warrant liabilities	24
Reclassification of warrant liabilities into equity	(139)
Balance as of September 30, 2020	$—
The fair value of the Company’s derivative liabilities categorized in Level 3 of the fair value hierarchy as of December 31, 2019 was determined based upon an independent third-party valuation report which used a lattice model. The valuation report utilized unobservable inputs, including the discount rate, management’s assessment of the probability of various underlying events triggering the conversion of the Company’s 2019 Note and the 2020 Notes (as discussed in Note 5), such as an IPO, financing, or extraordinary event, and the current valuation of the Company through an independent third-party valuation report. The warrant liabilities were valued using a Black-Scholes model upon issuance. As of September 30, 2020, the derivative liabilities no longer exist as a result of the conversion of the 2019 Note and the 2020 Notes upon Qualified IPO. Additionally, as of September 30, 2020, the warrant liabilities have been reclassified into equity after the Oxford warrants became exercisable for common stock subsequent to the Company’s IPO.
Deferred Financing Costs and Other Debt-Related Costs
Deferred financing costs are capitalized, recorded as an offset to the Company’s debt balances and amortized as interest expense over the term of the associated debt instrument using the effective interest method, pursuant to ASC Topic 835-30, Imputation of Interest. If the maturity of the debt is accelerated as a result of default or early debt repayment, the amortization would then be accelerated. Amounts paid related to debt financing activities are presented on the condensed consolidated balance sheet as a direct deduction from the debt liability.
Deferred Offering Costs
The Company capitalizes costs that are directly associated with equity financings until such financings are consummated at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statement of operations and comprehensive loss.
Legal, accounting, and filing fees related directly to the Company’s IPO were capitalized as deferred IPO costs to be offset against proceeds upon the consummation of the IPO within stockholders’ equity (deficit). In August 2020, the Company completed its IPO and offset $11.0 million of IPO costs against the proceeds. As of September 30, 2020 and December 31, 2019, no deferred IPO costs were capitalized on the Company’s condensed consolidated balance sheets.
Revenue Recognition
To date, the Company has generated revenue from its license and collaboration agreements with partners, as well as from grants from government agencies such as the National Institutes of Health (“NIH”) and the Congressionally Directed Medical Research Program (“CDMRP”) funded through the Department of Defense (“DoD”), as well as from private not-for-profit organizations including Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”). Payments received from customers are included in deferred revenue, allocated between current and non-current, on the condensed consolidated balance sheet until all revenue recognition criteria are met. In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when, or as, the promised goods or services are transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. To determine revenue recognition for arrangements the Company concludes are within the scope of ASC Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, the Company assesses the goods or services promised within each contract, assesses whether each promised good or service is distinct and identifies those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.
Collaborative Research, Development, and License Agreements
The Company enters into collaborative agreements with partners that typically include one or more of the following: (1) license fees; (2) nonrefundable up-front fees; (3) payments for reimbursement of research costs; (4) payments associated with achieving specific development, regulatory, or commercial milestones; and (5) royalties based on specified percentages of net product sales, if any. At the initiation of an agreement, the Company analyzes whether each unit of account results in a contract with a customer under ASC Topic 606 or in an arrangement with a collaborator subject to guidance under ASC Topic 808, Collaborative Arrangements (“ASC 808”). The Company’s licensing arrangements are typically for functional intellectual property as it exists at a point in time, being the time that the license agreement is executed. The Company typically does not have an ongoing performance obligation to support or maintain the licensed intellectual property.
The Company considers a variety of factors in determining the appropriate estimates and assumptions under these arrangements, such as whether the elements are distinct performance obligations, whether there are observable stand-alone prices, and whether any licenses are functional or symbolic. The Company evaluates each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time. Typically, license fees, non-refundable upfront fees, and funding of research activities are considered fixed, while milestone payments are identified as variable consideration which must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price. The Company estimates the amount of variable consideration using the most likely amount, as milestone payments typically only have two possible outcomes. The Company recognizes revenue for sales-based royalty promised in exchange for the license of intellectual property only when the subsequent sale occurs. In the case of an agreement which provides the partner with an option to license a therapeutic or therapeutic candidate in the future, the Company evaluates whether this option represents a material right at the inception of the agreement. If determined to be a material right, the Company will consider the option a separate performance obligation. The Company has historically concluded that the option to grant a license in the future are not material rights as they are contingent upon future events which may not occur. When an option is exercised, the Company will identify any separate performance obligations.
The Company may allocate transaction price using a number of methods including estimating standalone selling price of performance obligations and using the residual approach when the standalone selling price of the license is highly variable or uncertain, and observable standalone selling prices exist for the other goods or services promised in the contract.
Grant Revenue
Since inception, the Company has been awarded multiple grants from the NIH, one grant from the CDMRP funded through the DoD, as well as one grant from CARB-X. With respect to revenue derived from reimbursement of direct, out-of-pocket expenses for research and development costs associated with these grants, where the Company acts as a principal with discretion to choose suppliers, bears credit risk, and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the condensed consolidated statements of operations.
Since there is no transfer of control of goods or services to the granting entities, the granting entities do not meet the definition of a “customer” as defined by ASC Topic 606 and therefore, these government grants and private not-for-profit institution grants are not within the scope of ASC Topic 606. Since the Company has concluded that these grants do meet the definition of a contribution and are indeed non-reciprocal transactions, the adoption of ASC Topic 606 had no impact on the Company’s accounting for grant revenue from governmental agencies or private institutions not considered customers.
Revenue from these grants are based upon internal costs incurred that are specifically covered by the grant, plus an additional rate that provides funding for overhead expenses. Revenue is recognized as the Company incurs expenses related to the grant which is consistent with the concept of transfer of control of a service over time under ASC Topic 606.
Research and Development and Clinical Trial Accruals
Research and development costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on the Company’s behalf, pursuant to development and consulting agreements in place. The Company’s preclinical studies and clinical trials are performed by third party contract research organizations (“CROs”) and/or clinical investigators. The Company also engages with CDMOs for clinical supplies and manufacturing scale-up activities related to its therapeutic candidates. Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each clinical trial and the work completed, and upon information obtained from the CROs and CDMOs. The Company’s estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CDMOs regarding the status and cost of the studies. Costs incurred related to the Company’s purchases of in-process research and development for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred. Costs incurred related to the licensing of products that have not yet received regulatory approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company also follows the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
The utilization of unused federal and state net operating losses (“NOLs”) and research tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code, as amended (“IRC”), a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. It is possible that the Company has already incurred ownership changes and may incur additional ownership changes in the future. If an ownership change has occurred, the Company’s ability to use its NOL or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the same period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the same period. The Company excludes common stock equivalents from the calculation of diluted net loss per share when the effect is anti-dilutive.

For purposes of the diluted net loss per share calculation, the convertible preferred stock, convertible notes, warrants for purchase of common stock, and stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two class method required for participating securities as the convertible preferred stock is considered a participating security. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the three and nine months ended September 30, 2020 and 2019, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
The following securities that could potentially decrease net loss per share in the future were not included in the determination of diluted loss per share as their effect is anti-dilutive (in thousands):

	AS OF SEPTEMBER 30,
	2020	2019 (1)
Shares issuable upon conversion of convertible preferred stock	—	7,211
Outstanding stock options	2,355	2,034
Convertible notes	—	2,787
Warrants to purchase common stock	7	—
	2,362	12,032
(1) The conversion of the convertible notes into common stock assumes a conversion price of $14.35 per share for the 2019 Note and $12.56 per share for the 2020 Notes, and includes the conversion of the principal balance and all accrued interest as of the stated date (see Note 5).
Fair Value of Stock-Based Awards
The Company recognizes compensation costs related to stock options based on the estimated fair value of the awards on the date of grant. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company recognizes forfeitures as they occur.
Other Comprehensive Income
The Company has no material components of other comprehensive loss and accordingly, net loss is equal to comprehensive loss in all periods presented.
Segment Information
The Company operates under one segment which develops biologic therapeutic candidates. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise stated, the Company believes that the impact of the recently issued accounting pronouncements that are not yet effective will not have a material impact on its condensed consolidated financial condition or results of operations upon adoption. The Company has irrevocably elected not to take advantage of the extended transition period afforded by the Jumpstart Our Business Startups Act of 2012, as amended (“JOBS Act”), for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
Adoption of New Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements, which includes amendments intended to improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements and affects companies that are required to include fair value measurement disclosures. The amendments in ASU 2018-13 are effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this guidance as of January 1, 2020, which did not result in a material impact on its condensed consolidated financial statements and related disclosures.
Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Statements (Topic 362), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The new standard will be effective for the Company on January 1, 2023 or at such time where it is no longer a smaller reporting company. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 may have on its condensed consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves consistent application and simplification of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the potential impact that the adoption of ASU 2019-12 may have on its condensed consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which addresses the accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The amendments clarify that: (a) an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method; and (b) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. The provisions of this guidance are to be applied prospectively upon their effective date. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those years. Early adoption is permitted, but requires simultaneous adoption of all provisions of this guidance. The Company is currently evaluating the potential impact that the adoption of ASU 2020-01 may have on its condensed consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, beginning in fiscal years which begin after December 15, 2020, including interim periods within those fiscal years. The FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the potential impact that the adoption of ASU 2020-06 may have on its condensed consolidated financial statements and related disclosures.

2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF SEPTEMBER 30,	AS OF DECEMBER 31,
	2020	2019
	(unaudited)
Outside research and development services	$2,245	$3,207
Other	972	376
Prepaid expense and other current assets	$3,217	$3,583
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF SEPTEMBER 30,	AS OF DECEMBER 31,
	2020	2019
	(unaudited)
Machinery and equipment	$5,085	$4,723
Leasehold improvements	441	344
Furniture and fixtures	498	317
Construction in process	350	229
Total property and equipment	6,374	5,613
Less: accumulated depreciation and amortization	(3,100)	(2,383)
Property and equipment, net	$3,274	$3,230
Depreciation and amortization expense totaled $0.3 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively.
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF SEPTEMBER 30,	AS OF DECEMBER 31,
	2020	2019
	(unaudited)
Accrued research and development	$9,866	$3,414
Accrued compensation expense	740	813
Professional fees	260	313
Other	171	292
Accrued expenses	$11,037	$4,832
The amount accrued for research and development expense relates primarily to the Company’s increased usage of third-party CROs and CDMOs for preclinical, clinical and development efforts as its therapeutic candidates progress. See Note 1 for further discussion of the components of research and development.

3. DEBT
Excluding amounts owed pursuant to the 2019 Note, the 2020 Notes, and the PPP Loan (defined below), the Company’s debt balance as of September 30, 2020 and December 31, 2019 consisted of the following under the 2015 Loan Agreement and the 2020 Loan Agreement.
2015 Loan Agreement
As of September 30, 2020, the Company had no outstanding balances under the 2015 Loan Agreement. As of March 31, 2020, the Company had repaid its Oxford Term Loans under the 2015 Loan Agreement in full, including all principal balances, accrued interest, and the $1.4 million final payment. As of December 31, 2019, the Company’s outstanding debt balance under the 2015 Loan Agreement consisted of the following (in thousands).

AS OF DECEMBER 31,
2019
Term A	$831
Term B	893
Term C	930
Term D	930
Add: debt discount	(21)
Total debt	3,563
Less: Current portion, including debt discount	(3,563)
Long-term debt, including debt discount	$—
On March 15, 2015, the Company entered into the 2015 Loan Agreement, pursuant to which Oxford agreed, subject to certain conditions, to make term loans to the Company in four $5.0 million installments for an aggregate of $20.0 million. The term loans were made on the following dates: (1) Term A: March 31, 2015; (2) Term B: September 9, 2016; (3) Term C: December 22, 2016; and (4) Term D: December 22, 2016. The proceeds from these loans were designated for working capital and general business purposes.
Pursuant to the terms of the 2015 Loan Agreement, Oxford had a senior-secured lien on all of the Company’s current and future assets, other than its intellectual property. Oxford also had the right to declare the term loan immediately due and payable in an event of default under the 2015 Loan Agreement, which includes, among other things, a material adverse change in the Company’s business, operations, or financial condition or a material impairment in the prospect of repayment of the term loan. Throughout the life of the 2015 Loan Agreement, the Company was in compliance with all covenants under the 2015 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Each term loan bore interest at the following annual rate: (1) Term A: 8.0%; (2) Term B: 8.6%; (3) Term C: 8.7%; and (4) Term D: 8.7%. The repayment schedule provided for interest-only payments in arrears until May 2016, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date, which was March 31, 2020 (the “Maturity Date”) for all four term loans. The Company had the option to prepay the outstanding balance of the term loans in full prior to the Maturity Date, subject to a prepayment fee of up to 3.0%. Upon repayment of each term loan, the Company was also required to make a final payment to Oxford equal to 7.0% of the original principal amount of each term loan. This final payment of $1.4 million was accreted over the life of the 2015 Loan Agreement using the effective interest method.
In conjunction with the Company’s issuance of its first and second tranches of debt, Oxford also received 33,650 profit interest units (“PIUs”), which had a per unit value of $3.50, for a total value of $0.1 million. This was recorded as a debt discount and is being amortized using the effective interest method. The PIUs issued to Oxford were converted into 33,889 shares of the Company’s common stock in connection with the Company’s merger with various affiliated entities in April 2018, in which the Company was the surviving corporation.

The Company’s interest expense related to the Oxford term loans for the three months ended September 30, 2020 and 2019 was $0 and $0.1 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $0.04 million and $0.6 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment.
2020 Loan Agreement
As of September 30, 2020, the Company’s outstanding debt balance under the 2020 Loan Agreement consisted of the following (in thousands).

AS OF SEPTEMBER 30,
2020
Term loan	$10,700
Add: debt discount	(879)
Total debt	9,821
Less: Current portion, including debt discount	—
Long-term debt, including debt discount	$9,821
As of September 30, 2020, the total future minimum payments, which consist of the future contractual principal and final fee payments, on the Company’s debt are as follows (in thousands):

AS OF SEPTEMBER 30,
2020
2020	$—
2021	—
2022	1,667
2023	5,000
2024	4,033
Total future minimum payments	$10,700
Less: unamortized debt discount	$(879)
Total debt	$9,821
On July 15, 2020, the Company entered into the 2020 Loan Agreement with Oxford, pursuant to which it received $10.0 million in gross proceeds, net of $0.1 million of debt issuance costs (the “Term Loan”). The outstanding Term Loan will mature on August 1, 2024 (the “Maturity Date”) and bears interest at a floating per annum rate equal to (1) 8.95% plus (2) the greater of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, and (ii) 1.00%. The repayment schedule provides for interest-only payments beginning on September 1, 2020 and continuing for 24 months thereafter. The interest-only period is followed by 24 months of equal payments of principal and interest. Upon the Maturity Date, a final payment of 7.0% of the original principal amount will be due to Oxford. This final payment of $0.7 million will be accreted over the life of the 2020 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the Term Loan in full prior to the Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending on the timing of the prepayment.
The Company plans to use the proceeds from the Term Loan solely for working capital and to fund its general business requirements. Its obligations under the Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets, other than its intellectual property. The 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding Term Loan.
Concurrently with the debt issuance, the Company issued to Oxford warrants to purchase shares of the Company’s capital stock equal to 1.25% of the funded amount, or $125,000. Upon issuance, the warrants were exercisable for preferred stock and were classified as liabilities pursuant to Topic ASC 480 at their fair value of $0.12 million. Upon the consummation of the Company’s IPO in August 2020, the Company remeasured the warrants and determined a fair value of approximately $0.14 million. The change in fair value was recorded as a change in fair value of warrant liabilities within other income in the Company’s condensed consolidated statements of operations. As of September 30, 2020, the warrants are equity-classified and are exercisable for 7,354 shares of common stock of the Company at $17.00 per share.
The Company’s interest expense related to the Term Loan for the three and nine months ended September 30, 2020 was $0.3 million for each period. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment.
4. PPP LOAN
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act includes a provision for a Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) and further amended by the Paycheck Protection Program Flexibility Act of 2020 (“PPP Flexibility Act”), which was enacted on June 5, 2020. See Note 11 for further details regarding other provisions of the CARES Act.
Under the PPP, the Company was approved for a loan pursuant to the PPP program (the “PPP Loan”) in the amount of $1.9 million and received the funds on May 11, 2020. The application for these funds required the Company to certify in good faith that current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. The Company was also required to certify that the loan funds would be used to retain workers and maintain payroll or make mortgage payments, lease payments, and utility payments. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum.
Under the terms of the CARES Act, the Company was eligible to apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness, if any, would have been determined, subject to limitations, based on the use of loan proceeds for payroll costs, rent and utility costs and provided that only a portion of the use of proceeds are for non-payroll costs. The unforgiven portion of the PPP Loan was eligible to be repaid by the Company at any time prior to maturity with no prepayment penalty. Loan recipients may elect an eight week or 24 week forgiveness period and the repayment period begins on the date which the amount of forgiveness is determined. In the event that a loan recipient has not applied for forgiveness within 10 months of the end of its covered forgiveness period, the loan recipient must begin making principal and interest payments on that date.
During the third quarter of 2020, the Company determined that it would not seek forgiveness of the PPP Loan and would repay the loan in full during the fourth quarter of 2020. As a result, as of September 30, 2020, the full amount of the PPP Loan of $1.9 million was classified as current debt within the Company’s condensed consolidated balance sheets. Interest expense related to the PPP loan for the three and nine months ended September 30, 2020 was approximately $4,000 and $7,000, respectively. Interest expense was calculated using the effective interest method.
On October 2, 2020, the Company repaid the loan in full plus all interest accrued during the period outstanding. See Note 12 for further details regarding the repayment.
5. CONVERTIBLE PROMISSORY NOTES
In May 2019, the Company issued the 2019 Note in the aggregate principal amount of $40.0 million to Viking in a private placement transaction. The 2019 Note began to accrue interest in February 2020 at a rate of 1.5% per month. In April 2020, the Company issued the 2020 Notes in the aggregate principal amount of $15.0 million to Viking and certain other investors in a private placement transaction. Upon issuance, the 2020 Notes accrued interest at a rate of 1.0% per month.
The 2019 Note and the 2020 Notes were to mature on the earlier of (1) March 31, 2022; (2) upon the consummation of certain potential settlement events (each as defined in the 2019 Note and the 2020 Notes); or (3) the time at which the balance of the 2019 Note and the 2020 Notes is due and payable upon an Event of Default (the “Maturity Date”).

Conversion Upon Qualified IPO
On August 21, 2020, the Company completed a qualified IPO, which was defined as the completion of an IPO with a Company valuation above $400.0 million (“Qualified IPO”). As defined, a Qualified IPO triggered the automatic conversion and settlement of the aggregate outstanding principal amount plus accrued interest to date under the 2019 Note and the 2020 Notes into shares of the Company’s common stock at the lesser of (i) a conversion price equal to 90% of the IPO price per share and (ii) a fixed price based on a specified valuation.
As of the conversion date, accrued interest expense for the 2019 Note and the 2020 Notes was $3.7 million and $0.7 million, respectively for an aggregate total balance of $43.7 million and $15.7 million, respectively. Based on a $400.0 million valuation, the 2019 Note converted at the fixed price of $14.35 per share, resulting in the issuance of 3,046,467 shares of common stock to the holder. Based on a $350.0 million valuation, the 2020 Notes converted at a fixed price of $12.56 per share, resulting in the issuance of 1,248,136 shares of common stock to the holders.
The conversion of the 2019 Note and the 2020 Notes were evaluated for contingent beneficial conversion features (“BCF”) under ASC Topic 470-20, Debt With Conversion and Other Options. Since the effective conversion prices of both the 2019 Note and the 2020 Notes exceeded the relative fair value of the price per share at the commitment date of the 2019 Note and the 2020 Notes, including the paid-in-kind interest, there was no intrinsic value within the conversion feature. As a result, no additional BCF was recorded upon conversion of the 2019 and the 2020 Notes.
Derivative Liabilities
The terms of the 2019 Note and the 2020 Notes contained alternative conversion options to the Qualified IPO upon the consummation of certain events, each of which had its own conversion prices and terms. For instance, upon a maturity date conversion, upon the election of the holder, the note would have converted and settled into shares of the Company’s then-most senior equity securities at the time of such maturity date conversion at the lesser of (i) a conversion price equal to 90% of the price per share to be received by the then-most senior equity securities and (ii) a fixed price based on a specified valuation.
Upon issuance of each of the 2019 Note and the 2020 Notes and prior to conversion under the IPO, the Company evaluated each settlement alternative within the 2019 Note and the 2020 Notes under ASC Topic 815-15, Embedded Derivatives and ASC Topic 815-40, Contracts in Entity’s Own Equity, in order to determine if it required bifurcation as a derivative instrument. The Company determined certain settlement features qualified as conversion features not meeting the requirements for separate accounting as embedded derivatives, while others qualified as redemption features meeting the requirements for separate accounting which were accounted for as derivative instruments.
Upon issuance of the 2019 Note on May 20, 2019, the estimated fair value of the bifurcated compound liability was approximately $0.9 million, which was recorded as a derivative liability with a corresponding reduction to the debt discount on the condensed consolidated balance sheets. The 2019 Note was amended during April 2020 to align the maturity date and certain other provisions with the 2020 Notes. During the second quarter of 2020, the Company assessed the amendment and determined it should be treated as a modification. Since there was no change in the fair value of the embedded conversion options as of the modification date, no change in the carrying amount of the convertible debt instrument was recognized.
Upon issuance of the 2020 Notes on April 6, 2020, the estimated fair value of the bifurcated compound liability was approximately $0.7 million, which was recorded as a derivative liability with a corresponding reduction to the debt discount on the condensed consolidated balance sheets.
The Company engaged a third-party valuation specialist in order to assess the fair value of the derivative liability as of December 31, 2019, which was determined based upon significant inputs not observable in the market, including the discount rate, management’s assessment of the probability of various underlying events triggering the conversion of the Company’s notes, such as an IPO, financing or extraordinary event, as well as the current valuation of the Company as determined by an independent third-party’s valuation report.
The fair value of the derivative liability at December 31, 2019 was $1.9 million. Changes in the probability of each embedded redemption feature drove changes in the fair value of the derivative liabilities and had a corresponding impact on the Company’s net loss. During the second quarter of 2020, the fair value of the derivative was determined to be zero based upon the expected conversion of the notes via an embedded conversion feature which did not meet the definition of a derivative. Upon conversion of the 2019 Note and the 2020 Notes in August 2020 upon completion of the Company’s IPO, the derivative liabilities were extinguished. No additional expense was recorded at extinguishment since the derivative liabilities had already been assessed to have zero value. During the nine months ended September 30, 2020, the Company recorded other income $2.7 million related to changes in fair value of derivative liabilities in the condensed consolidated statements of operations.
Debt Discount
Prior to conversion, the Company also evaluated the 2019 Note and the 2020 Notes for BCFs under ASC Topic 470-20, Debt With Conversion and Other Options. The Company determined that the maturity date conversion feature met the definition of a BCF since the embedded conversion option was in-the-money at inception and was fixed and determinable upon execution. Upon issuance of the 2019 Note during the second quarter of 2019, the Company recorded $11.5 million as a debt discount with a corresponding entry to additional paid-in-capital on its condensed consolidated balance sheet to record the BCF the 2019 Note. Additionally, at issuance in May 2019, the Company recorded a debt discount which consisted of $0.9 million related to the establishment of the derivative liability and $2.5 million related to debt issuance costs on the 2019 Note.
Upon issuance of the 2020 Notes during the second quarter of 2020, the Company recorded $2.7 million as a debt discount with a corresponding entry to additional paid-in-capital on its condensed consolidated balance sheets to record the BCF on the 2020 Notes. Additionally, the Company recorded a debt discount of $0.7 million related to the establishment of the derivative liability on the 2020 Notes.
Prior to conversion, the debt discounts were amortized over the life of the notes. Amortization of the debt discount from inception of the 2019 Note until conversion of the Notes upon IPO was $8.7 million. At the time of conversion, the 2019 and the 2020 Notes had unamortized discounts of $6.9 million and $2.7 million, respectively.
Upon conversion of the 2019 Note and the 2020 Notes, the Company remeasured the intrinsic value of the BCFs which resulted in a reversal of the remaining unamortized discounts associated with the BCFs, resulting in a $7.4 million impact to additional paid-in-capital. Additionally, the Company accelerated the unamortized debt discounts related to the debt issuance costs and the derivative liabilities, resulting in a $2.2 million charge to interest expense.
As of December 31, 2019, the Company’s 2019 Note and the 2020 Notes balance, net of discount, consisted of the following (in thousands):

AS OF DECEMBER 31,
2019

Principal amount	$40,000
Unamortized debt discounts	$(9,633)
Convertible note, net	$30,367

6. STOCKHOLDERS’ EQUITY (DEFICIT)
Amended and Restated Certificate of Incorporation
On August 21, 2020 upon completion of the IPO, the Company’s certificate of incorporation was amended and restated to authorize 120,000,000 shares of common stock and 15,000,000 shares of preferred stock, each with a par value of $0.0001 per share.
Convertible Preferred Stock
Prior to its conversion to common stock in connection with the Company’s IPO, the convertible preferred stock was classified as temporary, or mezzanine, equity on the accompanying condensed consolidated balance sheets since the shares contained certain redemption features that were not solely within the control of the Company. The Company had not previously accreted the convertible preferred stock to its redemption value since the shares were not redeemable and redemption was not deemed to be probable.
Convertible preferred stock authorized and issued as of December 31, 2019 consisted of the following (in thousands, except share and per share amounts):

	AS OF DECEMBER 31,2019
	Shares Authorized	Shares Issued and Outstanding	Issue Period	Price Per Share	Aggregate Liquidation Preference
Series Mezzanine 1	4,299,319	4,299,319	2017 - 2018	$6.98	$30,009.2
Series Mezzanine 2	21,465,681	8,235,012	2018 - 2019	$6.98	57,480.4
Total	25,765,000	12,534,331			$87,489.6
During the year ended December 31, 2019, the Company issued 1.7 million shares of Series Mezzanine 2 Preferred Stock at a purchase price of $6.98 per share, resulting in net proceeds of approximately $12.0 million, after deducting offering expenses. No shares of Series Mezzanine 1 Preferred Stock and Series Mezzanine 2 Preferred Stock were issued during the nine months ended September 30, 2020.
In connection with the completion of the Company’s IPO in August 2020, all of the outstanding shares of convertible preferred stock were converted into 7,211,086 shares of the Company’s common stock.
Common Stock Warrants
As discussed in Note 3, the Company issued warrants to Oxford concurrently with the 2020 Loan Agreement. Upon the consummation of the Company’s IPO in August 2020, the warrants are exercisable for 7,354 shares of common stock of the Company at $17.00 per share. As of September 30, 2020, the warrants are equity-classified and reflected in additional paid-in-capital at $0.14 million. The fair value of the warrants was determined using the Black-Scholes model on the date of conversion. No subsequent remeasurement is required for equity-classified warrants.
7. EQUITY COMPENSATION PLANS
Stock Incentive Plan
The Company has one share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan (the “2017 Plan”), which provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of September 30, 2020, an aggregate of 3.0 million shares of common stock were reserved for issuance under the 2017 Plan, of which 0.6 million were available.
Stock Option Activity
The Company recognizes compensation costs related to stock-based awards, including stock options, based on the estimated fair value of the awards on the date of grant. The Company grants options with an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. The options are subject to four-year vesting with a one-year cliff and have a contractual term of 10 years.

A summary of the Company’s stock option activity under its 2017 Plan for the nine months ended September 30, 2020 is as follows (in thousands, except for per share data and years):

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2019	2,013	$10.92	9.0	$1,261
Granted	573	$12.05	9.6	$3,515
Exercised	—	$10.52
Forfeited	(231)	$11.15
Outstanding as of September 30, 2020	2,355	$11.17	8.3	$16,184
Vested and exercisable as of September 30, 2020	864	$10.83	7.7	$6,200
Stock-Based Compensation Expense
Stock options are valued using the Black-Scholes Merton option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of the stock options, the Company’s anticipated stock volatility and interest rates. Stock-based compensation expense is recognized using the straight-line method over the vesting period. The Company recognizes forfeitures as they occur.
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value for the nine months ended September 30, 2020 and 2019 were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
	(unaudited)
Risk-free interest rate	0.41%	2.07%
Expected volatility	97.78%	87.43%
Expected dividend yield	—%	—%
Expected term	6.08	6.08
Weighted average fair value	$9.33	$9.82
The Company determines the assumptions used in the option pricing model in the following manner:
Risk-Free Interest Rate—For the determination of the risk-free interest rates, the Company utilizes the U.S. Treasury yield curve for instruments in effect at the time of measurement with a term commensurate with the expected term assumption.
Expected Volatility—Due to the Company’s limited historical stock price volatility data, the Company based its estimate of expected volatility on the estimated and expected volatilities of a guideline group of publicly traded companies. For these analyses, the Company selected companies with comparable characteristics including enterprise value, risk profiles, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
Expected Dividend—The expected dividend yield is assumed to be zero since the Company has never paid dividends and does not have current plans to pay any dividends on its common stock.

Expected Term—The Company estimates the expected term of its stock options granted to employees and non-employee directors using the simplified method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option. The Company utilizes this method since it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
Prior to the IPO, given the absence of a public trading market for the Company’s common stock, its board of directors exercised their judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of the Company’s common stock underlying the stock options, such as: contemporaneous valuations performed by independent third-party specialists, its stage of development, including the status of its research and development efforts of its therapeutic candidates and the material risks related to its business and industry, its results of operations and financial condition, including its levels of capital resources, the prices at which its sold shares of its convertible preferred stock, the rights, preferences and privileges of its convertible preferred stock relative to those of its common stock, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable life sciences public companies, as well as recently completed mergers and acquisitions of peer companies, the likelihood of achieving a liquidity event for the holders of its common stock or convertible preferred stock, such as an IPO or a sale of the Company given prevailing market conditions, trends and developments in its industry, external market conditions affecting the life sciences and biotechnology sectors, and the lack of liquidity of its common stock, among other factors.
Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price. The Company’s board of directors intended all options granted to be exercisable at a price per share not less than the per share fair value of its common stock underlying those options on the grant date.
Stock-based compensation expense for stock options consisted of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Research and development	$1,103	$877	$3,149	$2,449
General and administrative	200	142	501	401
Total stock-based compensation expense	$1,303	$1,019	$3,650	$2,850
As of September 30, 2020 and December 31, 2019, the Company had $12.3 million and $12.2 million, respectively, of total unrecognized stock-based compensation expense related to its stock options, which it expected to recognize over a weighted-average period of 2.4 and 2.9 years, respectively.

8. LICENSE AND GRANT REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
License fee revenue from affiliates
Transcenta Holding, Ltd.	$—	$—	$—	$1,000
Elpiscience Biopharmaceuticals, Inc.	2,000	—	2,000	—
Total license fee revenue from affiliates	2,000	—	2,000	1,000
License fee revenue from non-affiliates
Phylaxis BioScience, LLC	809	—	809	—
bluebird bio, Inc.	—	—	400	7,000
Chiesi Farmaceutici S.p.A.	1,967	794	5,773	794
Other license revenues from non-affiliates	1,050	—	1,050	32
Total license fee revenue from non-affiliates	3,826	794	8,032	7,826
Grant revenue
National Institutes of Health	—	—	—	880
Combating Antibiotic Resistant Bacteria Accelerator	—	364	—	3,096
Congressionally Directed Medical Research Program	75	61	80	146
Total grant revenue	75	425	80	4,122
Total revenue	$5,901	$1,219	$10,112	$12,948
License and Collaboration Agreements
Phylaxis Agreements
In July 2020, the Company entered into a joint venture with an entity affiliated with ArrowMark Partners, Phylaxis BioScience, LLC (“Phylaxis”). In connection with the joint venture, the Company entered into the following agreements: Contribution Agreement, License Agreement, Limited Liability Company Agreement, and Master Services Agreement (collectively the “Phylaxis Agreements”), pursuant to which the Company licensed certain intellectual property and know-how to Phylaxis and agreed to provide services to develop certain compounds. Upon closing, the Company received a $2.5 million nonrefundable, upfront payment from Phylaxis under the Master Services Agreement (“MSA”). The Company is also entitled to an additional $2.5 million payable within 180 days from closing under the MSA. Upon closing, the Company received a 10% equity interest in Phylaxis as consideration for the contribution of the license of the Company’s intellectual property and know-how and is entitled to receive an additional 5% based on the achievement of certain milestones. Under the License Agreement, the Company is also entitled to specified development and commercialization milestone payments of up to an aggregate of $225.0 million and $175.0 million, respectively. The Company is also entitled to share in a percentage of the profits of Phylaxis under the Limited Liability Company Agreement.
In order to determine the fair value of the equity interest in Phylaxis, the Company engaged a third-party valuation specialist. The valuation report utilized a market approach to establish the total equity value of Phylaxis using inputs not observable in the market, including the discount rate. The fair value of the equity interest was $0.5 million, which has been accounted for under the equity method. The fair value of the equity interest upon the execution of the agreements has been included in the transaction price, along with the $5.0 million of payments due pursuant to the MSA.
The Company identified the transfer of the exclusive licenses for, and performance of, development services to modify the first and second compounds as one performance obligation and allocated the transaction price evenly between the two compounds. Revenue related to the performance obligation will be recognized over time as services are performed, based on the Company’s progress to satisfy the performance obligation.
During the three and nine months ended September 30, 2020, the Company has recognized $0.8 million of revenue related to this performance obligation.
bluebird
2018 License Agreement
On December 20, 2018, the Company entered into a License Agreement with bluebird bio, Inc. (“bluebird”) whereby the Company granted bluebird the exclusive, worldwide rights to develop, manufacture, and commercialize certain cell therapy products containing binders. In January 2019, the Company received a non-refundable upfront fee of $7.0 million from bluebird for this exclusive license. As part of the Company’s performance obligations to bluebird, it transferred certain know-how to bluebird, the completion of which occurred in March 2019. As a result, the Company recognized the $7.0 million upfront payment as license fee revenue during March 2019 upon completion of all performance obligations.
The Company is also entitled to receive specified development milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits. Due to the uncertainty in the achievement of the developmental milestones, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period.
2020 Option and License Agreement
In June 2020, the Company entered into a separate Option and License Agreement with bluebird, pursuant to which the Company granted to bluebird exclusive worldwide development licenses to develop binders and cell therapy products containing sdAbs directed to specified targets, consisting of two initial programs and up to an additional 8 programs. The Company retains all rights to the specific sdAbs outside of the cell therapy field.
In June 2020, the Company received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and is entitled to an upfront option fee for each additional program, on a program-by-program basis. The Company also granted to bluebird an option to acquire an exclusive license with respect to all binders and cell therapy products developed under this agreement, which entitles the Company to additional fees upon exercise of the option. In connection with each program for which bluebird exercises its option, bluebird will be required to pay the Company a one-time, non-refundable, non-creditable fee in the low-single-digit millions for each option bluebird chooses to exercise. The Company is also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits. Due to the uncertainty in the achievement of the developmental milestones and future sales, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period.
As of the effective date of the agreement, the Company identified one performance obligation, which was the transfer of the exclusive development license to bluebird for the two initial programs. The Company determined that the option granted for an exclusive license in the future was not a material right. For the eight programs not identified upon execution of the contract, the Company evaluated the customer option for additional purchases and determined that those options for additional programs did not constitute material rights nor variable consideration. As additional programs are identified, the Company will reassess its performance obligations and transaction price accordingly.

The Company determined the total transaction price of the contract at execution was $0.4 million for the transfer of the two exclusive development licenses. The Company recognized $0.4 million of revenue related to this agreement at the point in time in which the exclusive development licenses were transferred to bluebird, which occurred upon execution of the agreement in June 2020.
Chiesi
In May 2019, the Company entered into an Option Agreement (as amended by the First Amendment to Option Agreement, dated August 19, 2019, the “Chiesi Option Agreement”) with Chiesi Farmaceutici S.p.A. (“Chiesi”), pursuant to which the Company granted to Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada. Under the terms of the Chiesi Option Agreement, the Company received a one-time, non-refundable option initiation payment of $10.0 million in August 2019. If Chiesi chooses to exercise its option under the Chiesi Option Agreement, then Chiesi must pay the Company a one-time, non-refundable fee of $12.5 million upon the effective date of the definitive agreement granting Chiesi the exclusive license. If the option is exercised, under the license agreement, the Company may be entitled to receive specified milestone payments of up to $122.5 million, as well as royalties on future product sales.
The Company has identified one performance obligation as of the effective date of this agreement, which is to perform research and development services for Chiesi during the option period, which will continue (unless the Chiesi Option Agreement is terminated earlier by the Chiesi or the Company) until 60 days following the last to occur of (i) the Company’s delivery to Chiesi of the trial phase data for the first Phase I Clinical Trial, (ii) the Company’s delivery to Chiesi of the finalized minutes from the definitive U.S. Food and Drug Administration (“FDA”) scientific advice meeting conducted following completion of such Phase I Clinical Trial, and (iii) the Company’s delivery to Chiesi of the finalized minutes from the definitive parallel EMA-HTA scientific advice meeting conducted following completion of such Phase I Clinical Trial. The Company has determined that the option to grant a license in the future is not a material right.
The $10.0 million upfront payment has been allocated to the single performance obligation. Revenue will be recognized over time as services are performed during the option period, based on the Company’s effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period. During the three months ended September 30, 2020 and 2019, the Company recognized $2.0 million and $0.8 million, respectively, in revenue related to this agreement. During the nine months ended September 30, 2020 and 2019, the Company recognized $5.8 million and $0.8 million, respectively, in revenue related to this agreement.
Elpiscience
As of September 30, 2020, the Company has entered into two different License Agreements with Elpiscience Biopharmaceuticals, Inc. (“Elpiscience”). Each agreement is a standalone license of a distinct and differentiated protein therapeutic candidate with a separate biological target, providing a unique benefit. Neither the license nor the asset is reliant upon the other.
PD-L1 and 4-1BB Program
In February 2018, the Company entered into a License Agreement (the “PD-L1 and 4-1BB License Agreement”) with Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s bi-specific therapeutic candidate designed to target PD-L1 and 4-1BB (also referred to as “INBRX-105”). This license provides Elpiscience with the right to further advance the therapeutic candidate through clinical trials, as well as to manufacture and commercialize it. It also requires the Company to provide Elpiscience with know-how and materials specific to INBRX-105, including process development and manufacturing data and information necessary to develop INBRX-105. In the PD-L1 and 4-1BB License Agreement, the Company also agreed to negotiate an agreement to supply Elpiscience with INBRX-105 for its development in China, Hong Kong, Macau and Taiwan. The Company is eligible to receive specified developmental and commercial milestone payments of up to an aggregate of $100.0 million, as well as percentage tiered royalties on future product sales with rates in the high single-digits. Due to the uncertainty in the achievement of the developmental milestones, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. This will be re-assessed at each reporting period.

Under the PD-L1 and 4-1BB License Agreement, the Company is entitled to reimbursement for certain toxicology study costs and chemistry, manufacturing and controls (“CMC”) costs. Elpiscience paid the Company $3.0 million in March 2018 for certain costs in relation to the development of INBRX-105. The payment received in advance of the work to be completed was recorded to other current liabilities upon receipt and, since the Company was acting as an agent on behalf of Elpiscience, the Company recorded it as a contra-expense against research and development as the relevant work was completed. During the three and nine months ended September 30, 2019, the Company derecognized approximately $0 and $0.7 million of liabilities related to this agreement, respectively. As of September 30, 2019, the Company had completed all relevant work on this program and had no remaining liabilities related to the reimbursement under the PD-L1 and 4-1BB License Agreement.
OX40 Program
In April 2018, the Company entered into a separate License Agreement (the “OX40 License Agreement”) with Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s multivalent protein therapeutic directed to the biological target OX40 (also referred to as “INBRX-106”). This license provides Elpiscience with the right to further advance the therapeutic candidate through clinical trials, as well as manufacture and commercialize it. It also requires the Company to provide Elpiscience with know-how and materials specific to INBRX-106, including process development and manufacturing data and information necessary to develop INBRX-106. In the OX40 License Agreement, the Company also agreed to negotiate an agreement to supply Elpiscience with INBRX-106 for its development in Mainland China, Hong Kong Macau and Taiwan. The Company is eligible to receive certain developmental and commercial milestones of up to an aggregate of $100.0 million, as well as percentage tiered royalties on future product sales with rates in the high single-digits. Due to the uncertainty in the achievement of the developmental and commercial milestones, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. This will be re-assessed at each reporting period.
In September 2020, the Company achieved a milestone under the contract for $2.0 million, which was received during September 2020. The Company recognized revenue of $2.0 million during the three and nine months ended September 30, 2020 related to this agreement. No revenue was recognized related to this agreement during the three and nine months ended September 30, 2019.
Under the OX40 License Agreement, the Company is entitled to reimbursement for certain toxicology study costs and CMC costs. Elpiscience paid the Company $3.4 million in August 2018 for certain costs incurred in relation to the development and production of INBRX-106. The payment received in advance of the work to be completed was recorded to other current liabilities upon receipt and since the Company was acting as an agent on behalf of Elpiscience, the Company recorded it as a contra-expense against research and development as the relevant work was completed. As of September 30, 2020, the Company has $0.2 million recorded as receivables from related parties from Elpiscience for expenses incurred which have not yet been reimbursed. As of September 30, 2020 and December 31, 2019, the Company had no liabilities outstanding related to this agreement. During the three and nine months ended September 30, 2020, the Company received $0 and $0.2 million in reimbursements for expenses already incurred, respectively. During the three and nine months ended September 30, 2019, the Company derecognized approximately $0.1 million and $1.3 million of liabilities related to this reimbursement, respectively. Additional reimbursements of $0.1 million related to multi-year stability studies are expected to be recognized and paid upon completion.
Transcenta
In June 2017, the Company entered into a License Agreement with Transcenta Holding, Ltd. (formerly Hangzhou Just Biotherapeutics Co., Ltd.), (“Transcenta”) (the “Transcenta License Agreement”), whereby the Company granted Transcenta exclusive, non-transferable rights to develop, manufacture, and sell its products containing the Company’s protein therapeutic candidate, designed to target DR5 (also referred to as “INBRX-109”), or a derivative thereof, within mainland China, Hong Kong, Macau and Taiwan and agreed to provide Transcenta with the intellectual property and materials, including assays and cell lines, necessary to develop the therapeutic candidate. In addition, pursuant to the Transcenta License Agreement, the Transcenta License Agreement granted the Company a royalty-free, worldwide, non-exclusive research license to intellectual property created by Transcenta that incorporates intellectual property licensed to Transcenta. In June 2019, the Company achieved a milestone under the contract for $1.0 million, which was received during August 2019, net of $0.1 million in foreign tax withholding.
Under the Transcenta License Agreement, the Company is also eligible to receive certain developmental and commercial milestone payments of up to an aggregate of approximately $100.0 million, as well as percentage tiered royalties on future product sales with rates ranging between the high single-digits to the low teens. Due to the uncertainty in the achievement of the developmental and commercial milestones, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period.
Celgene
In June 2012, the Company entered into a Development and Option agreement with Celgene whereby the Company granted Celgene an option to exclusively license certain intellectual property rights relating to the Company’s CD47 checkpoint inhibitor . Upon grant of the Development and Option agreement, Celgene made a non-refundable upfront option payment for the exclusive license. In June 2013, Celgene opted to exercise its right to license the intellectual property rights associated with the Company’s CD47 therapeutic. The Company is also eligible to receive certain developmental and commercial milestones of an aggregate of $934.1 million, assuming the achievement of all potential milestones in the agreement, as well as percentage tiered royalties based on future worldwide sales, with rates ranging between the high single-digits and low teens. The Company is obligated to pay 2% of future amounts received under the Development and Option Agreement to advisors who assisted the Company with the negotiation and other matters in connection with the Development and Option agreement.
Government Grants
Grant revenue was recognized in accordance with the Company’s stated methodology discussed in Note 1.
NIH
During August 2017, the Company was awarded a grant by the NIH in the amount of $1.0 million for the continued development of multi-specific antibodies for the treatment of Pseudomonas aeruginosa infection, all of which has been recognized as revenue upon completion in June 2019.
Revenue from this NIH grant was based upon internal and subcontractor costs incurred by the Company that are specifically covered by the grants, and where applicable, an additional facilities and administrative rate that provided funding for overhead expenses. Revenue was recognized when the Company incurred these covered expenses related to the grant’s continued progression. The Company submitted invoices to the NIH for only those expenses which had been incurred by the Company in each period, resulting in reimbursement in arrears.
CARB-X Subaward Agreement
During July 2017, the Company was awarded a grant by Boston University in the amount of approximately $4.6 million. The program, Combating Antibiotic Resistant Bacteria Accelerator (“CARB-X”), is a non-profit public-private partnership dedicated to accelerating antibacterial research to tackle the global rising threat of drug-resistant bacteria. The Company received this award in relation to its program aimed at the development of novel antimicrobial therapeutics using multiple mechanisms of action to circumvent the development of resistance, and in the case of this grant, specifically for pseudomonas. The payment structure of this grant was a cost share, where 70% of costs were reimbursed by the sponsor, or Boston University, and the remaining 30% of costs are covered by the Company. The work under this grant began in October 2017 and was discontinued during the third quarter of 2019 based on the uncertainty within the applicable regulatory environment.
Revenue from this grant was based upon internal costs incurred by the Company that were specifically covered by the grant as well as certain specified overhead expenses. Revenue was recognized when the Company incurred these covered expenses related to the grant’s continued progression. The Company submitted invoices to Boston University for only those expenses which had been incurred by the Company in each period, resulting in reimbursement in arrears. Prior to discontinuation of the work on this grant, $4.0 million in revenue was recognized, all of which has been received in cash from Boston University.

CDMRP funded through the DoD
During September 2018, the Company was awarded a grant by the CDMRP funded through the DoD by the U.S. Army Medical Research Acquisition Activity in the amount of approximately $0.3 million for the continued development of multi-specific antibodies for the treatment against Acinetobacter baumannii infection by circumventing development of bacterial resistance. The work under this grant began in December 2018 and was completed in September 2020.
Revenue from this grant is based upon internal and subcontractor costs incurred by the Company that are specifically covered by the grants, and where applicable, an additional facilities and administrative rate that provided funding for overhead expenses. Revenue is recognized when the Company incurs these covered expenses related to the grant’s continued progression. The Company submits requests for reimbursement to the DoD for only those expenses which have been incurred by the Company in each period, resulting in reimbursement in arrears. As of September 30, 2020, $0.3 million in revenue has been recognized under this grant, $0.2 million of which has been received in cash from the DoD.
9. RELATED PARTY TRANSACTIONS
From time to time, the Company will enter into an agreement with a related party in the ordinary course of its business and on terms and conditions it believes are as fair as those it offers and receives from independent third parties. These agreements are ratified by the Company’s Board of Directors or a committee thereof pursuant to policy.
LAV Summit Limited
LAV Summit Limited (“LAV SL”), a limited company, is a principal shareholder owning more than 5% of the Company’s outstanding equity interest as of September 30, 2020 and December 31, 2019. Due to this equity ownership, LAV SL is considered a related party. Moreover, Judith Li, a former member of the Company’s board of directors, is a Partner at LAV SL’s General Partner, Lilly Asia Ventures (“LAV”), a biomedical venture capital firm.
In June 2017, the Company entered into the Transcenta License Agreement. LAV, through one of its funds, holds a significant equity ownership position in Transcenta. During the three and nine months ended September 30, 2019, the Company recorded revenue of $0 and $1.0 million related to this agreement. During the three and nine months ended September 30, 2020, the Company recorded no revenue related to this agreement. See Note 8 for further discussion of this agreement.
In February 2018, the Company entered into the PD-L1 and 4-1BB License Agreement with Elpiscience. LAV, through one of its funds, holds a significant equity ownership position in Elpiscience and the Venture Partner of LAV is the CEO, Founder, and Director at Elpiscience. Accordingly, the Company identifies Elpiscience as a related party. Under this agreement, the Company is entitled to reimbursement for certain CMC and toxicology expenses incurred for which Elpiscience has paid the Company $4.7 million to date as of September 30, 2020 and December 31, 2019. During the three and nine months ended September 30, 2020 and 2019, the Company recorded no revenue related to this agreement. See Note 8 for further discussion of this agreement.
In April 2018, the Company entered into the OX40 License Agreement with Elpiscience. Under this agreement, the Company is entitled to reimbursement for certain CMC and toxicology expenses incurred for which Elpiscience has paid the Company approximately $5.1 million and $4.9 million to date as of September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020, the Company recorded $2.0 million of revenue related to this agreement. During the three and nine months ended September 30, 2019, the Company recorded no revenue related to this agreement. See Note 8 for further discussion of this agreement.
WuXi Biologics Healthcare Venture
WuXi Biologics Healthcare Venture (“WuXi Bio HV”) is a corporate venture arm of WuXi Biologics, with whom the Company has an existing Exclusivity Agreement. In January 2019, WuXi Bio HV purchased 1.7 million shares of the Company’s Series Mezzanine 2 Preferred Stock at a purchase price of $6.98 per share, for a purchase price of $12.0 million. These shares converted to common stock upon the consummation of the Company’s IPO in August 2020. See Note 6 for further discussion of Preferred Stock transactions.

10. COMMITMENTS AND CONTINGENCIES
Operating Leases
In September 2017, the Company entered into a seven-year lease agreement for approximately 34,000 square feet as its sole location in La Jolla, California. The lease expires in June 2025 with an option to extend the lease an additional five years. The lease contained an initial base rent of approximately $0.1 million per month with 2% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property, the latter of which to be determined annually.
In May 2019, the Company executed an amendment to its lease agreement to expand its facilities by approximately 9,000 square feet and began occupying this space in January 2020. The amended lease terminates coterminously with the initial lease agreement and contains an initial base rent of approximately $30,000 per month with 2% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property, the latter of which is to be determined annually.
The right-of-use asset and operating lease liability as of September 30, 2020 and December 31, 2019 are as follows:

	AS OF SEPTEMBER 30,	AS OF DECEMBER 31,
	2020	2019
	(unaudited)
Right-of-use asset	$8,185	$7,453

Operating lease liability
Current	$1,463	$1,105
Non-current	$7,097	$6,698
Total operating lease liability	$8,560	$7,803
During the three months ended September 30, 2020 and 2019, the Company recognized operating lease expense of $0.8 million and $0.6 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized operating lease expense of $2.3 million and $1.7 million, respectively. As of September 30, 2020 and December 31, 2019, the Company’s operating lease had a remaining term of 4.8 and 5.5 years, respectively.
The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 8.2% and 8.0% as of September 30, 2020 and December 31, 2019, respectively.

Future minimum rental payments under operating leases are as follows (in thousands):

AS OF SEPTEMBER 30,
2020
(unaudited)
2020 (3 months)	$522
2021	2,119
2022	2,161
2023	2,203
2024	2,247
Thereafter	1,137
Total future minimum lease payments	$10,389
Less: imputed interest	(1,829)
Present value of operating lease liability	8,560
Less: current portion of operating lease liability	(1,463)
Non-current portion of operating lease liability	$7,097
Litigation
The Company is not party to any material legal proceedings. From time to time, it may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.
Indemnification
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification obligation will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no demands have been made upon the Company to provide indemnification under these agreements, and thus, there are no indemnification claims that the Company is aware of that could have a material effect on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or condensed consolidated statements of cash flows.
11. COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.
The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the Company’s therapeutic candidates and the conduct of future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA which could result in delays in meetings, reviews and approvals, including with respect to any of the Company’s therapeutic candidates. For example, as a result of the COVID-19 pandemic patient travel restrictions, the Company temporarily suspended patient enrollment for its trial for INBRX-101 during the second and third quarters of 2020. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or future clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s business, financial condition, results of operations and prospects, and those of the third parties relied upon by the Company.
CARES Act
On March 27, 2020, the U.S. federal government enacted the CARES Act, which includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also includes provisions for PPP loans administered by the SBA. The Company applied for and received PPP funds. See Note 4 and Note 12 for further discussion of the Company’s PPP loan. The Company will continue to examine and evaluate any impacts the CARES Act and associated subsequent legislation may have on its business and taxes.
12. SUBSEQUENT EVENTS
For the unaudited condensed consolidated financial statements as of September 30, 2020, the Company evaluated subsequent events to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no additional subsequent events required recognition or disclosure in these condensed consolidated financial statements, other than disclosures related to those outlined below.
PPP Loan Repayment
In October 2020, after receiving proceeds from its IPO, the Company repaid its PPP Loan in full. As of the repayment date, the Company had accrued approximately $7,400 of interest, for a total repayment of $1.9 million. As discussed in Note 4, there were no prepayment penalties associated with the payment of the loan prior to maturity.
Amendment to the 2020 Loan Agreement with Oxford
On November 12, 2020, the Company entered into the First Amendment to the 2020 Loan Agreement with Oxford (the “2020 Loan Amendment”). The 2020 Loan Amendment provides for two additional tranches of term loans in an aggregate principal amount of up to $40.0 million, as follows: (a) the second tranche in an aggregate principal amount of $20.0 million, funded upon the closing of the 2020 Loan Amendment (“Tranche B”), and (b) the third tranche in an aggregate principal amount of $20.0 million to fund on or before September 30, 2021, subject to the initiation of a registration-enabling trial for the Company’s therapeutic candidate, INBRX-109, in chondrosarcoma, pursuant to the terms of the 2020 Loan Amendment (“Tranche C”). Tranche B and Tranche C are in addition to the first tranche of term loans in an aggregate principal amount of $10.0 million, which was funded on July 15, 2020. In accordance with the 2020 Loan Amendment, the Company paid a one-time first amendment fee of $0.7 million. The terms of the first tranche under the 2020 Loan Agreement were modified to align with Tranche B pursuant to the 2020 Loan Amendment.
The outstanding term loan will mature on November 1, 2025 (the “Amended Maturity Date”) and bears interest at a floating per annum rate equal to the greater of (1) 7.96% and (2) the sum of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (ii) 7.80%. The repayment schedule provides for interest-only payments until January 1, 2024. Upon funding of Tranche C, the interest-only payments may be extended by 12 months to January 1, 2025. The interest-only period is followed by 23 months of equal payments of principal and interest, or if the interest-only period is extended, by 11 months of equal payments of principal and interest. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. The Company has the option to prepay the outstanding balance of the term loan in full prior to the Amended Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending on the timing of the prepayment. All other terms of the original 2020 Loan Agreement remain outstanding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our final prospectus for our initial public offering, or IPO, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the section of this Quarterly Report titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biotechnology company with a pipeline of novel biologic therapeutic candidates, developed using our protein engineering expertise and proprietary single domain antibody, or sdAb, platform. Our sdAb platform allows us to pursue validated targets with clinical promise, but where other antibody and biologic based approaches have failed. Highly modular, our sdAbs can be combined with precise valencies and multiple specificities, creating therapeutic candidates designed to be capable of enhanced cell signaling, conditional activation or combined synergistic functions. We currently have four programs in ongoing Phase 1 clinical trials, three for the treatment of various cancers, and one for Alpha-1 Antitrypsin Deficiency, or AATD. Our most advanced therapeutic candidate, INBRX-109, is a tetravalent death receptor 5, or DR5, agonist being evaluated in patients diagnosed with chondrosarcoma and mesothelioma, two difficult-to-treat cancers. INBRX-106 is a hexavalent OX40 agonist currently being investigated in patients with locally advanced or metastatic solid tumors. Both INBRX-109 and INBRX-106 programs are designed to achieve target agonism through precise control of therapeutic valency. INBRX‑105 targets two proteins, each of which can lead to an enhanced anti-tumor immune response; it is engineered with the goal of improving safety through conditional target agonism. Based on preclinical mechanistic data, INBRX-106 and INBRX-105 may have the potential to be used in combination with, or in place of, currently approved checkpoint inhibitors. Our fourth program, INBRX-101, is an optimized, recombinant alpha 1 antitrypsin, or AAT, augmentation therapy for AATD. We anticipate additional data releases from all four of our clinical programs by the end of 2021.
Since our inception, we have had significant operating losses. Our net losses were $58.5 million and $35.1 million for the nine months ended September 30, 2020 and 2019, respectively. During August 2020, we completed an IPO in which we sold 8,050,000 shares of common stock at an offering price of $17.00 per share. Proceeds from the IPO, net of underwriting discounts, commissions and offering costs, were $125.9 million. As of September 30, 2020, we had an accumulated deficit of $127.7 million and cash and cash equivalents of $127.7 million. Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, hiring to support our research and development activities and financial reporting capabilities, establishing our intellectual property portfolio, and raising capital to support and expand these activities. Our primary use of cash has been to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative, or G&A, expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, G&A expenses and capital expenditures will continue to increase. In particular, we expect our expenses and losses to increase as we continue our development of, and seek regulatory approvals for, our therapeutic candidates (especially as we move more candidates from preclinical to clinical development as well as study candidates in later stages of clinical development), and begin to commercialize any approved products, if ever. We also expect our expenses and losses to increase as we hire additional personnel and incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs and as we incur increased costs from investor and public relations expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.
Based upon our current business plan, we believe that our existing cash and cash equivalents, including the net proceeds from our IPO, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. To date, we have not had any therapeutics approved for sale and have not generated any revenue from the commercial sale of approved therapeutic products. We do not expect to generate any revenue from therapeutic product sales unless and until we, or our collaboration partners, successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including strategic licensing and collaboration or other similar agreements. However, there can be no assurance as to the availability or terms upon which such finances or capital might be available in the future. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our intellectual property on less favorable terms than we would otherwise choose. These actions could materially impact our business, results of operations, financial condition, and prospects. We do not own or operate manufacturing facilities for the production of any of our therapeutic candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on a limited number of third-party contract manufacturers for all of our required raw materials, antibodies, and other biologics for our preclinical research, clinical trials, and if and when applicable, commercial product and employ internal resources to manage our manufacturing relationships with these third parties.
License and Collaboration Agreements
WuXi Agreement
On August 28, 2018, we entered into the Amended and Restated Master Services Agreement, as amended by Amendment No. 1 to Amended and Restated Master Services Agreement dated December 11, 2019, or the WuXi Agreement, with WuXi Biologics (Hong Kong) Limited, or WuXi, pursuant to which we agreed, for three years and subject to certain conditions, to exclusively use WuXi to manufacture our therapeutic candidates for which we plan to first initiate clinical studies outside of China. Under the WuXi Agreement, WuXi and certain of its affiliates will provide biologics development and manufacturing services on a project-by-project basis.
Per the terms of the WuXi Agreement, we will own all intellectual property created, developed or reduced to practice by WuXi in the course of providing services to us; provided that, certain intellectual property created or developed by WuXi may be owned exclusively by WuXi if this intellectual property (i) relates to generally applicable experimental methods, (ii) relates to generally applicable manufacturing processes, developed solely at WuXi’s expense, or (iii) is derivative of WuXi’s pre-existing intellectual property.
Per the terms of the WuXi Agreement, fees will be mutually agreed upon on a project-by-project basis. We also may be eligible to receive discounts in the low- to mid-single digits for certain projects and services per the terms of the WuXi Agreement.
bluebird bio Agreements
On December 20, 2018, we entered into an exclusive license agreement with bluebird bio, Inc., or bluebird, to research, develop and commercialize chimeric antigen receptor, or CAR, T-cell therapies using our proprietary sdAb platform. Under the terms of this license agreement we will provide bluebird the exclusive worldwide rights to develop, manufacture and commercialize certain cell therapy products containing sdAbs directed to various cancer targets. In January 2019, we received a $7.0 million payment and pursuant to the license agreement, we are entitled to receive developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single digits.

On June 9, 2020, we entered into an option and license agreement, or the 2020 bluebird Agreement, with bluebird, pursuant to which we granted to bluebird exclusive worldwide rights to develop binders and cell therapy products containing sdAbs directed to specified targets, consisting of two initial programs and up to an additional 8 programs. Inhibrx retains all rights to the specific sdAbs outside of the cell therapy field. We received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and we are entitled to an upfront option fee for each additional program. We also granted to bluebird an option to acquire an exclusive license with respect to all binders and cell therapy products developed under the 2020 bluebird Agreement, which entitles us to additional fees upon exercise of the option. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits.
Other Collaboration Agreements
In addition to these contracts, we have entered into strategic collaborations with other third parties, including Chiesi, Phylaxis, Transcenta Holding Ltd. (formerly Hangzhou Just Biotherapeutics Co., Ltd.), or Transcenta, and Elpiscience Biopharmaceuticals, Inc., or Elpiscience. For more information regarding these agreements, refer to Note 8 to the condensed consolidated financial statements.
Components of Results of Operations
Revenue
To date, all of our revenue has been derived from licenses with collaboration partners and grant awards. We have not generated any revenue from the commercial sale of approved therapeutic products, and we expect our revenue for the next several years will be derived primarily from payments under our current and any future grant awards and agreements with our collaboration partners.
Operating Expenses
Research and Development
To date, our research and development expenses have related primarily to research activities, including our discovery efforts, and preclinical and clinical development and the manufacturing of our therapeutic candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. We do not track our internal research and development expenses on a program-by-program basis as they primarily relate to personnel, early research and consumable costs, which are deployed across multiple projects under development.
Research and development expenses consist primarily of:
•External expenses, consisting of:
◦expenses incurred in connection with the preclinical development of our programs;
◦clinical trials of our therapeutic candidates, including under agreements with third parties, such as consultants and contract research organizations, or CROs;
◦expenses associated with manufacturing our contract development and manufacturing therapeutic candidates including under agreements with contract development and manufacturing organizations, or CDMOs; and
◦other external expenses, such as laboratory services related to our discovery and development programs and other shared services, and
•Internal expenses, consisting of:
◦salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions;
◦facilities, depreciation and other expenses, which include direct and allocated expenses for depreciation and amortization, rent and maintenance of facilities; and
◦other internal expenses, such as laboratory supplies and other shared research and development costs.

We expect that research and development expense will continue to increase over the next several years as we continue development of our therapeutic candidates currently in clinical stage development, support our preclinical programs, and continue to discover new therapeutic candidates, as well as increase our headcount. In particular, clinical development of our therapeutic candidates, as opposed to preclinical development, generally has higher development costs, primarily due to the increased size and duration of later-stage clinical trials. Moreover, the costs associated with our CDMOs to manufacture our therapeutic candidates and future commercial products is also much more costly as compared to early stage preclinical development. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our therapeutic candidates due to the inherently unpredictable nature of preclinical and clinical development. Preclinical and clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which therapeutic candidates to pursue and how much funding to direct to each therapeutic candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each therapeutic candidate’s commercial potential. We will need substantial additional capital in the future to support these efforts. In addition, we cannot forecast which therapeutic candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.
Our clinical development costs may vary significantly based on factors such as:
•per patient trial costs;
•the number of trials required for approval;
•the number of sites included in the trials;
•the countries in which the trials are conducted
•the length of time required to enroll eligible patients;
•the number of patients that participate in the trials;
•the number of doses that patients receive;
•the drop-out or discontinuation rates of patients;
•potential additional safety monitoring requested by regulatory agencies;
•the duration of patient participation in the trials and follow-up;
•the cost and timing of manufacturing of our therapeutic candidates;
•the phase and development of our therapeutic candidates;
•the efficacy and safety profile of our therapeutic candidates; and
•uncertainties related to the COVID-19 pandemic.
General and Administrative
G&A expenses consist primarily of:
•salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in G&A functions;
•expenses incurred in connection with accounting and audit services, legal services, business development and investor relations as well as consulting expense under agreements with third parties, such as consultants and contractors; and
•facilities, depreciation and other expenses, which include direct and allocated expenses for depreciation and amortization, rent and maintenance of facilities, insurance and supplies.
We expect our G&A expenses will continue to increase over the next several years as we incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company and as we increase our headcount.
Other Income (Expense)
Other income (expense) consists primarily of interest expense on our debt from Oxford and prior to conversion, interest expense related to the amortization of the debt discount related to the 2019 Note and the 2020 Notes, and gains or losses on the change in fair value of derivative liabilities.

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2020	2019	($)	(%)
Revenue:
License fee revenue	$5,826	$794	$5,032	634%
Grant revenue	75	425	(350)	(82)%
Total revenue	5,901	1,219	4,682	384%
Operating expense:
Research and development	19,837	12,785	7,052	55%
General and administrative	1,622	1,481	141	10%
Total operating expense	21,459	14,266	7,193	50%
Loss from operations	(15,558)	(13,047)	(2,511)	19%
Other expense
Interest expense, net	(4,428)	(2,670)	(1,758)	66%
Other income, net	—	(70)	70	(100)%
Change in fair value of warrant liabilities	(24)	—	(24)	100%
Change in fair value of derivative liabilities	—	(3,476)	3,476	(100)%
Total other expense	(4,452)	(6,216)	1,764	(29)%
Provision for income taxes	—	900	(900)	(100)%
Loss on equity method investment	$487	$—	$487	100%
Net loss	$(20,497)	$(20,163)	$(334)	2%
License Fee Revenue
License fee revenue increased by $5.0 million to $5.8 million during the three months ended September 30, 2020 from $0.8 million during the three months ended September 30, 2019. Approximately $2.0 million of license fee revenue recognized during the three months ended September 30, 2020 was related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi. During the three months ended September 30, 2020, we achieved a milestone under our agreement with Elpiscience and recognized $2.0 million of revenue related to this agreement. Additionally, we recognized $0.8 million of revenue under our agreements with Phylaxis, and $1.1 million related to other license revenue from non-affiliates. The $0.8 million of license fee revenue earned during the three months ended September 30, 2019 was earned related to our option agreement with Chiesi.
Grant Revenue
Grant revenue decreased to $75,000 during the three months ended September 30, 2020 from $425,000 during the nine months ended September 30, 2019. Grant revenue during the three months ended September 30, 2020 consisted of revenue earned under the DoD grant of $75,000. Grant revenue during the three months ended September 30, 2019 consisted of approximately $364,000 of revenue earned under the CARB-X grant and $61,000 under the DoD grant. Our grants with the NIH and CARB-X were completed or terminated prior to 2020.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2020	2019	($)	(%)
External expenses:
Contract manufacturing	$9,779	$1,600	$8,179	511%
Clinical trials	2,299	1,631	668	41%
Preclinical studies	1,201	2,148	(947)	(44)%
Other external research and development	432	953	(521)	(55)%
Internal expenses:
Personnel	3,981	4,088	(107)	(3)%
Equipment, depreciation, and facility	1,250	994	256	26%
Other internal research and development	895	1,371	(476)	(35)%
Total research and development expenses	$19,837	$12,785	$7,052	55%
Research and development expense increased by $7.0 million to $19.8 million during the three months ended September 30, 2020 from $12.8 million during the three months ended September 30, 2019. The overall increase was primarily due to the following factors:
•contract manufacturing expense increased by $8.2 million, which was primarily attributable to work performed by our CDMO partners for the formulation and manufacturing of our INBRX-101 and INBRX-109 therapeutic candidates;
•clinical trial expense increased by $0.7 million, which was primarily attributable to increased CRO costs from the progression of our Phase 1 trials;
•preclinical expense decreased by $0.9 million, which was primarily attributable to the completion of preclinical development of our four clinical programs as they progress through the pipeline;
•personnel-related expense decreased by $0.1 million, which was attributable to a decrease in our headcount; and
•facilities expense increased by $0.3 million, which was attributable to additional rent payments under an amended lease, which commenced in January 2020.
G&A Expense
G&A expense increased by $0.1 million to $1.6 million during the three months ended September 30, 2020 from $1.5 million during the three months ended September 30, 2019. During the three months ended September 30, 2020, personnel expenses increased $0.3 million as compared to the same period in the prior year, related to an increase in headcount and an increase in discretionary bonuses. This increase was offset by a decrease of $0.2 million in legal expense related to patents, as we initiated several new patents during the three months ended September 30, 2019.
Other Expense
Interest expense, net. Interest expense, net, increased by $1.7 million to $4.4 million during the three months ended September 30, 2020 from $2.7 million during the three months ended September 30, 2019. During the three months ended September 30, 2020, we incurred interest expense of $2.0 million related to the amortization of the 2019 Note and the 2020 Notes through their conversion date. Upon the IPO and the notes conversion, we accelerated amortization of the debt discounts for an additional $2.2 million of expense. Additionally, during the three months ended September 30, 2020, we recorded $0.3 million of interest related to interest paid and the amortization of debt discounts related to the 2020 Loan Agreement with Oxford. During the three months ended September 30, 2019, we recorded $2.6 million of interest expense related to amortization of the 2019 Note and $0.1 million of interest expense related to the 2015 Loan Agreement with Oxford related to interest paid and the amortization of debt discounts.

Change in fair value of derivative liabilities. During the three months ended September 30, 2020, we recorded no gain or loss related to the change in fair value of derivative liabilities, as they were already written down to zero at the beginning of the period. During the three months ended September 30, 2019, we recognized a loss of $3.5 million related to the change in fair value of derivative liabilities upon the revaluation of the derivative based upon a decreased likelihood of IPO at the end of the period.
Loss on Equity Method Investment
Loss on equity method investment during the three months ended September 30, 2020 of $0.5 million consists of our share of losses from our investment in Phylaxis, which reduced our equity investment to zero. The equity investment was established during the third quarter of 2020. As a result, no gains or losses were recognized during the three months ended September 30, 2019.
Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2020	2019	($)	(%)
Revenue:
License fee revenue	$10,032	$8,826	$1,206	14%
Grant revenue	80	4,122	(4,042)	(98)%
Total revenue	10,112	12,948	(2,836)	(22)%
Operating expense:
Research and development	55,827	35,624	20,203	57%
General and administrative	4,621	4,584	37	1%
Total operating expense	60,448	40,208	20,240	50%
Loss from operations	(50,336)	(27,260)	(23,076)	85%
Other income (expense):
Interest expense, net	(10,284)	(3,407)	(6,877)	202%
Other income, net	5	(54)	59	(109)%
Change in fair value of warrant liabilities	(24)	—	(24)	100%
Change in fair value of derivative liabilities	2,651	(3,476)	6,127	(176)%
Total other expense	(7,652)	(6,937)	(715)	10%
Provision for income taxes	—	898	(898)	(100)%
Loss on equity method investment	$487	$—	$487	—%
Net loss	$(58,475)	$(35,095)	$(23,380)	67%
License Fee Revenue
License fee revenue increased by $1.2 million to $10.0 million during the nine months ended September 30, 2020 from $8.8 million during the nine months ended September 30, 2019. Approximately $5.8 million of license fee revenue recognized during the nine months ended September 30, 2020 was related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi. During the nine months ended September 30, 2020, we achieved a milestone under our agreement with Elpiscience and recognized $2.0 million of revenue related to this agreement. Additionally, we recognized $0.8 million of revenue under our agreements with Phylaxis, $0.4 million under our 2020 Option and License Agreement with bluebird, and another $1.1 million related to other license revenue from non-affiliates. Approximately $0.8 million of license fee revenue recognized during the nine months ended September 30, 2019 was related to our option agreement with Chiesi. During the nine months ended September 30, 2019, we earned revenue under our 2018 bluebird Agreement, which consisted of a $7.0 million payment received and recognized as revenue during the third quarter of 2019, as well as a milestone achieved under our agreement with Transcenta, resulting in a payment of $1.0 million during June 2019.
Grant Revenue
Grant revenue decreased by $4.0 million during the nine months ended September 30, 2020 to $0.1 million from $4.1 million during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we earned revenue of $0.1 million related to work on the DoD grant. Grant revenue during the nine months ended September 30, 2019 consisted of $0.9 million from the NIH, $3.1 million from CARB-X, and $0.1 million from the DoD. Our grants with the NIH and CARB-X were completed or terminated prior to 2020.
Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2020	2019	($)	(%)
External expenses:
Contract manufacturing	$25,990	$1,600	$24,390	1,524%
Clinical trials	6,759	4,679	2,080	44%
Preclinical studies	2,447	9,264	(6,817)	(74)%
Other external research and development	1,848	2,500	(652)	(26)%
Internal expenses:
Personnel	12,227	10,792	1,435	13%
Equipment, depreciation, and facility	3,559	2,887	672	23%
Other internal research and development	2,997	3,902	(905)	(23)%
Total research and development expenses	$55,827	$35,624	$20,203	57%
Research and development expense increased by $20.2 million to $55.8 million during the nine months ended September 30, 2020 from $35.6 million during the nine months ended September 30, 2019. The overall increase in was primarily due to the following factors:
•contract manufacturing expense increased by $24.4 million, which was primarily attributable to work performed by our CDMO partners for the formulation and manufacturing of our INBRX-101 and INBRX-109 therapeutic candidates;
•clinical trials expense increased by $2.1 million, which was primarily attributable to CRO costs from the progression of our Phase 1 trials;
•preclinical expense decreased by $6.8 million, which was primarily attributable to the completion of preclinical development of our four clinical programs as they progressed through the pipeline;
•personnel-related expense increased by $1.4 million, which was primarily attributable to an overall increase in our headcount during the period; and
•facilities-related expense increased by $0.7 million, which was primarily attributable to additional rent payments under an amended lease, which commenced in January 2020.
G&A Expense
G&A expense was consistent at $4.6 million during each of the nine months ended September 30, 2020 and the nine months ended September 30, 2019. Personnel expense remained consistent over each period. Facilities expense increased by $0.2 million as a result of additional rent payments under an amended lease that commenced in January 2020, which was offset by a decrease in external professional services of $0.2 million.
Other Income (Expense)
Interest expense, net. Interest expense, net, increased by $6.9 million to $10.3 million during the nine months ended September 30, 2020 from $3.4 million during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we incurred interest expense of $7.8 million related to the 2019 Note and the 2020 Notes prior to conversion into equity. Upon the IPO and the conversion of the notes, we recorded accelerated amortization of $2.2 million. During the nine months ended September 30, 2020, we recorded interest expense of $43,000 related to our 2015 Loan Agreement with Oxford and $0.3 million related to our 2020 Loan Agreement with Oxford, both of which consisted of cash payments of interest and amortization of debt discounts. During the nine months ended September 30, 2019, we issued the 2019 Note and began to incur interest expense for a total of $3.0 million. We recorded $0.6 million of interest expense related to our 2015 Loan Agreement with Oxford.
Change in fair value of derivative liabilities. During the nine months ended September 30, 2020, we recorded a gain of $2.7 million to change in fair value of derivative liabilities as a result of the revaluation of the derivative liabilities on the 2019 Note and the 2020 Notes. This change was recorded during the second quarter of 2020 and was due to our impending IPO and its impact on our probability assessment of expected conversion scenarios. During the nine months ended September 30, 2019, we recorded a loss of $3.5 million related to the change in fair value of derivative liabilities upon the revaluation of the derivative based upon a decreased likelihood of IPO at the end of the period.
Loss on Equity Method Investment
Loss on equity method investment during the nine months ended September 30, 2020 of $0.5 million consists of our share of losses from our investment in Phylaxis, which reduced our equity investment to zero. The equity investment was established during the third quarter of 2020. As a result, no gains or losses were recognized during the nine months ended September 30, 2019.
Liquidity, Capital Resources and Financial Condition
Sources of Liquidity
In August 2020, we completed our IPO of 8,050,000 shares of our common stock at a price to the public of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase 1,050,000 additional shares of our common stock. Our aggregate net proceeds from the offering were $125.9 million, net of underwriting discounts, commissions and offering costs.
Prior to the IPO and through September 30, 2020, other sources of capital raised to fund our operations were comprised of the sale of equity securities, payments received from commercial partners for licensing rights to our therapeutic candidates under development and grants, borrowings under loan and security agreements with Oxford including $10.0 million of gross proceeds borrowed under the 2020 Loan Agreement in July 2020, and proceeds from the sale and issuance of the 2019 Note and the 2020 Notes.
Funding Requirements
As of September 30, 2020, we had cash and cash equivalents of $127.7 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
Our future liquidity and capital funding requirements will depend on numerous factors, including:
•the outcome, costs and timing of preclinical studies and clinical trials for our current or future therapeutic candidates;
•whether and when we are able to obtain regulatory approval to market any of our therapeutic candidates;
•our ability to successfully commercialize any therapeutic candidates that receive regulatory approval;
•the emergence and effect of competing or complementary therapeutics or therapeutic candidates;
•our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel;
•the terms and timing of any strategic licensing, collaboration or other similar agreement that we have or may establish;
•our ability to repay, refinance or restructure our indebtedness when payment is due, including in the event such indebtedness is accelerated;
•the valuation of our capital stock; and
•the continuing or future effects of the COVID-19 pandemic and related uncertainties on capital and financial markets.
We will continue to require additional funding in order to complete the development of our therapeutic candidates and commercialize our therapies, if approved. Until such time, if ever, in which we can generate substantial product revenue, we expect to continue to fund our operations and capital funding needs through potential future equity offerings, debt financings or other capital sources, including strategic licensing, collaboration, or other similar arrangement. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our intellectual property on less favorable terms than we would otherwise choose. These actions could materially impact our business, results of operations, financial condition, and prospects.
Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
	(unaudited)

Net cash used in operating activities	$(32,579)	$(20,137)
Net cash used in investing activities	(752)	(1,475)
Net cash provided by financing activities	149,460	43,765
Net increase in cash and cash equivalents	$116,129	$22,153
Operating Activities
Net cash used in operating activities was $32.6 million during the nine months ended September 30, 2020 and consisted primarily of a net loss of $58.5 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $10.0 million, stock-based compensation expense of $3.7 million, depreciation and amortization of $0.8 million, non-cash lease expense of $1.0 million, the change in fair value of derivative liabilities of $2.7 million, and loss on equity method investment of $0.5 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to increases in accounts payable of $11.6 million and to accrued expenses and other current liabilities of $6.2 million due to an overall higher volume of clinical activity and contract manufacturing work performed by our CDMO partners, offset in part by a decrease in deferred revenue of $4.1 million and a decrease in the operating lease liability of $1.0 million.
Net cash used in operating activities was $20.1 million during the nine months ended September 30, 2019 and consisted primarily of a net loss of $35.1 million, adjusted for non-cash items such as stock-based compensation expense of $2.9 million, non-cash lease expense of $1.1 million, depreciation and amortization expense of $0.9 million, accretion on our debt discount and the non-cash portion of interest expense related to our debt of $3.2 million, and a change in fair value of derivative liability of $3.5 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to decreases in accounts payable of $3.0 million, other liabilities of $0.4 million, prepaid expenses and other current assets of $0.8 million, and decreases in the operating lease liability of $0.7 million. Additionally, increases in accrued expenses and current liabilities of $1.0 million due to an overall higher volume of preclinical and clinical activity, and increases in deferred revenue of $9.2 million were offset by an increase in accounts receivable of $1.7 million due to the timing of cash collections on revenue earned during the nine months ended September 30, 2019.
Investing Activities
Net cash used in investing activities was $0.8 million and $1.5 million during the nine months ended September 30, 2020 and 2019, respectively, and was related to capital purchases, including laboratory equipment and the expansion of our facility in La Jolla, California.
Financing Activities
Net cash provided by financing activities was $149.5 million during the nine months ended September 30, 2020 and consisted primarily of the gross proceeds $136.9 million from our IPO during August 2020, which was partially offset by the payment of offering costs of $10.6 million. Additionally, the Company received proceeds of $15.0 million from the sale and issuance of the 2020 Notes, $10.0 million in proceeds from the issuance of the 2020 Loan Agreement with Oxford, and $1.9 million in borrowings from the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or PPP Loan. These proceeds were offset in part by repayments of $3.6 million on our 2015 Loan Agreement with Oxford, which consisted of the remaining principal payments and the final payment under that agreement.
Net cash provided by financing activities of $43.8 million during the nine months ended September 30, 2019 consisted primarily of the gross proceeds of $12.0 million from the issuance of convertible preferred stock and the gross proceeds of $40.0 million from the issuance of the 2019 Note, partially offset by $2.5 million in issuance costs related to the 2019 Note, the repayment of debt principal of $4.6 million, and the payment of deferred IPO costs of $1.2 million.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
JOBS Act: Emerging Growth Company Status; Smaller Reporting Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to take advantage of this extended transition period and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
For so long as we are an emerging growth company we expect we will:
•avail ourselves of the exemption from the requirement to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•avail ourselves of the exemption from the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002; and
•provide less extensive disclosure about our executive compensation arrangements.
We will remain an emerging growth company for up to five years, although we will cease to be an “emerging growth company” upon the earliest of: (i) the last day of the fiscal year following the fifth anniversary of our IPO; (ii) the last day of the first fiscal year in which our annual revenue is $1.07 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act.
We are also a “smaller reporting company” as defined in the Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies, including that we will present no more than two years of audited financial statements and no more than two years of related management’s discussion and analysis of financial condition and results of operations. We may be a smaller reporting company even after we are no longer an emerging growth company.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on us.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments from those disclosed in our financial statements and the related notes and other financial information included in our Prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 18, 2020.
Critical Accounting Estimates and Policies
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ significantly from the estimates made by our management.
There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 18, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were designed and operating effectively at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Part II — Other Information
Item 1. Legal Proceedings.
We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including our consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results, financial condition, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Financial Condition and Need for Additional Capital
We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate product revenue or become profitable, or if we achieve profitability, we may not be able to sustain it.
We are a clinical-stage biotechnology company. To date, we have financed our operations through equity and debt financings, license and milestone revenue and grants. We have incurred significant recurring operating losses since our inception. Our net loss for the nine months ended September 30, 2020 was $58.5 million. As of September 30, 2020, we had an accumulated deficit of $127.7 million. We expect to incur additional losses in future years as we execute our plan to continue our discovery, research and development activities, including the manufacturing of and ongoing and planned preclinical and clinical development of our therapeutic candidates, and as we incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.
We have devoted substantially all of our financial resources and efforts to developing our therapeutic candidates, identifying potential therapeutic candidates and conducting preclinical studies and clinical trials. We are still in the early stages of developing our therapeutic candidates, and we have not yet demonstrated an ability to successfully conduct or complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had more experience developing therapeutic candidates. We previously entered into an option agreement, dated August 19, 2019, by and between Chiesi Farmaceutici S.p.A., or Chiesi, and us, or the Chiesi Option Agreement, and a license agreement, or the Celgene Agreement, with Celgene Corporation, a Bristol-Myers Squibb Company, or Celgene. Our ability to generate revenue and achieve profitability, including any revenue we may receive pursuant to the Chiesi Option Agreement or the Celgene Agreement, depends in large part on our ability, alone or with license partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, our therapeutic candidates. For example,while we believe it is possible Celgene may incorporate our proprietary CD47 binding domain, or the Celgene Licensed Intellectual Property, into a multispecific format with another antibody for future development pursuant to the

Celgene Agreement, this may not occur. We believe it is unlikely we will receive additional milestone payments pursuant to the Celgene Agreement unless Celgene develops a therapeutic candidate under the Celgene Agreement and advances that therapeutic candidate beyond Phase 1 clinical trials. Even if we achieve development or commercial milestones, generate product royalties or generate product sales, including any milestones and royalties we may be eligible to receive pursuant to the Celgene Agreement or the Chiesi Option Agreement, we may never achieve or sustain profitability on a quarterly or annual basis. We do not anticipate generating revenue from sales of products for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our and our collaborators’ success in:
•completing clinical trials through all phases of clinical development of our current therapeutic candidates, including INBRX-109, INBRX-106, INBRX-105, and INBRX-101;
•advancing our preclinical therapeutic candidates into clinical development;
•seeking and obtaining marketing approvals for our therapeutic candidates that successfully complete clinical trials;
•obtaining satisfactory acceptance, formulary placement coverage and adequate reimbursement for our approved products from third-party payors, including private health insurers, managed care providers and governmental payor programs, including Medicare and Medicaid;
•launching and commercializing products for which we obtain marketing approval, with a collaborator or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;
•establishing and maintaining supply and manufacturing relationships with third parties;
•obtaining market acceptance of any approved products by physicians, patients, third-party payors and the medical community;
•maintaining, protecting, expanding and enforcing our intellectual property portfolio;
•implementing additional internal systems and infrastructure, as needed; and
•attracting, hiring and retaining qualified personnel.
Because of the numerous risks and uncertainties associated with biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other comparable foreign authorities to perform preclinical studies or clinical trials in addition to those we currently anticipate, or if there are any delays in completing our clinical trials or the development of any of our therapeutic candidates, our expenses could increase and revenue could be further delayed.
We expect we will need to raise substantial additional funds to advance development of our therapeutic candidates, and we cannot guarantee this additional funding will be available on acceptable terms or at all. Failure to obtain this funding when needed may force us to delay, limit or terminate our development efforts and, if any of our therapeutic candidates are approved, our commercialization efforts.
As of September 30, 2020, we had $127.7 million in cash. We expect our expenses to increase in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned preclinical and clinical development of our therapeutic candidates, and as we incur the additional costs of operating as a public company. Identifying potential therapeutic candidates and conducting preclinical testing and clinical trials are time consuming, expensive and uncertain processes that take years to complete, and we, or our collaborators, may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our therapeutic candidates, if approved, may not achieve commercial success.
We believe that the net proceeds from the IPO consummated in August 2020, together with our existing cash and cash equivalents, will be sufficient to fund our planned operations through at least the 12 month period following the date of this Quarterly Report. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our current and our planned preclinical studies and clinical trials for our current therapeutic candidates or other therapeutic candidates we may seek to develop may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect, or we could expand our clinical trials to additional indications which could increase clinical trial expenses. Because successful development of our therapeutic candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our therapeutic candidates. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. In addition, our ability to obtain future funding when needed through equity financings, debt financings or strategic collaborations may be particularly challenging in light of the uncertainties and circumstances regarding the COVID-19 pandemic (as defined below).
If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization of all or part of our research programs or clinical therapeutic candidates, or we may be unable to take advantage of future business opportunities. In addition, any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future therapeutic candidates.
Raising additional capital by issuing equity or debt securities may cause dilution to existing stockholders, and raising funds through lending and licensing or collaboration agreements may restrict our operations or require us to relinquish proprietary rights.
Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our cash needs through a combination of equity and debt financings, strategic collaborations and license and development agreements. We do not have any committed external source of funds. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures or declaring dividends.
The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants therein, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Additionally, in July 2020 and November 2020, we borrowed from Oxford $10.0 million and $40.0 million, respectively, under the 2020 Loan Agreement as amended by the 2020 Loan Amendment, which, as further described below, also has covenants restricting our ability to declare dividends or incur additional indebtedness.
If we raise additional capital through collaborations, strategic alliances or third-party licensing agreements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or therapeutics candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital through equity or debt financings when needed (including if we are unable to do so as a result of the COVID-19 pandemic), we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market therapeutic candidates that we would otherwise develop and market ourselves.
Risks Related to the Development, Clinical Testing and Commercialization of Our Therapeutic Candidates
Our therapeutic candidates are in early stages of development and may fail or suffer delays that materially and adversely affect their commercial viability. If we, or our collaborators, are unable to advance our therapeutic candidates through clinical development, obtain regulatory approval and ultimately commercialize our therapeutic candidates, or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts, with only four therapeutic candidates currently in clinical trials (INBRX-109, INBRX-106, INBRX-105 and INBRX-101). We have no products on the market and our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our therapeutic candidates, either alone or with our collaborators. Before obtaining regulatory approval for the commercial distribution of our therapeutic candidates, we, or our collaborators, must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our therapeutic candidates in patients. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. As a result, we may not have the financial resources to continue development of, or to modify existing or to enter into new license or collaboration for, a therapeutic candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our therapeutic candidates, including:
•negative or inconclusive results from our clinical trials, the clinical trials of our collaborators or the clinical trials of others for therapeutic candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
•therapeutic-related side effects experienced by participants in our clinical trials, the clinical trials of our collaborators or by individuals using drugs or therapeutic biologics similar to our therapeutic candidates;
•delays in submitting Investigational New Drug applications, or INDs, or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•delays in enrolling research subjects or high drop-out rates of research subjects enrolled in clinical trials;
•delays or difficulties in our clinical trials due to quarantines or other restrictions resulting from the COVID-19 pandemic, including further delays or suspensions in enrollment in our Phase 1 clinical trial for INBRX-101;
•unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or the manufacturing location(s) for a therapeutic candidate;
•inadequate supply or quality of therapeutic candidate clinical material or other raw materials or supplies necessary for the conduct of our clinical trials or the clinical trials of our collaborators;
•delay in the development or approval of companion diagnostic tests for our therapeutic candidates;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight for human clinical testing generally or with respect to our technology in particular; or
•varying interpretations of data by the FDA and similar foreign regulatory agencies.
The therapeutic candidates we or our collaborators pursue may not demonstrate the necessary safety or efficacy requirements for regulatory approval. Further, a clinical trial may be suspended or terminated by us, our collaborators, the Institutional Review Boards of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations, administrative actions or lack of adequate funding to continue the clinical trial. Clinical holds may be placed prior to a clinical trial even beginning, in order to address potential safety and risk concerns of regulatory authorities, and partial or complete clinical holds can be imposed at any time during a trial. Furthermore, we expect to rely on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect to enter into and have entered into agreements governing those CROs’ committed activities, we have limited influence over their actual performance.
If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our therapeutic candidates, the commercial prospects of our therapeutic candidates will be harmed, and our ability to generate product revenue or receive royalties from any of these therapeutic candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue. If we were to cancel the development of any of our therapeutic candidates, we may still be required to pay certain non-cancellable commitments to our CROs under the terms of our various CRO contracts. Our approach to protein engineering is novel and unproven, and as such, the cost, time needed to develop and likelihood of success of our therapeutic candidates may be more uncertain than if we employed more established drug development approaches. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our therapeutic candidates.
The results of preclinical studies and early stage clinical trials of our therapeutic candidates may not be predictive of the results of later stage clinical trials. Initial results or observations in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.
Success in preclinical studies and early clinical trials does not ensure that later and pivotal clinical trials will generate the same results, or otherwise provide adequate data to demonstrate the safety and efficacy of a therapeutic candidate. Frequently, therapeutic candidates that have shown promising results in preclinical studies or early clinical trials have subsequently suffered significant setbacks in later or pivotal clinical trials. The initiation of registration-enabling trials for INBRX-109 (in 2021 or otherwise), or for any of our other therapeutic candidates, is and would be predicated on positive Phase 1 trial results. Our therapeutic candidates in clinical trials, including INBRX-109, INBRX-106, INBRX-105 and INBRX-101, may ultimately fail to show the desired safety and efficacy in clinical trials despite having progressed through preclinical studies and despite any initial observations of single agent activity, stable disease or partial responses. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development, including development in registration-enabling trials, of any of our therapeutic candidates. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any of these setbacks in our clinical development could have a material adverse effect on our business and operating results.
Our therapeutic candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
Undesirable side effects caused by our therapeutic candidates could cause us, our collaborators or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Results of our clinical trials or the clinical trials of our collaborators could reveal a high and unacceptable severity of adverse side effects and it is possible that patients enrolled in these clinical trials could respond in unexpected ways. For instance, INBRX-109, INBRX-106, and INBRX-105 are all therapeutic candidates targeting oncology indications that are clinically evaluated in very sick populations, and INBRX-101 is a therapeutic candidate focused on Alpha-1 Antitrypsin Deficiency, or AATD, a rare disease with a relatively small patient population. It may be difficult to establish safety and efficacy in these types of patient populations. Further, we intend to develop certain of our therapeutic candidates in combination with one or more cancer therapies. This combination may have additional side effects that were not present in preclinical studies or clinical trials of our therapeutic candidates conducted as a monotherapy or in combination with other cancer therapies. The uncertainty resulting from the use of our therapeutic candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.
If our clinical trials or the clinical trials of our collaborators reveal adverse side effects, our trials or the clinical trials of our collaborators could be suspended or terminated and the FDA or comparable foreign regulatory authorities could impose a clinical hold, order us to cease further development of or deny approval of our therapeutic candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Further, clinical trials by their nature utilize a sample of the potential patient population. Rare and severe side effects of our therapeutic candidates may only be uncovered with a significantly larger number of patients exposed to our therapeutic candidates.
In the event that any of our therapeutic candidates receives regulatory approval and we, our collaborators or others identify undesirable side effects caused by a product or any other similar therapeutics, any of the following adverse events could occur:
•regulatory authorities may withdraw their approval of the product;
•additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component of the product;
•we may be subject to fines, injunctions or the imposition of civil or criminal penalties;

•regulatory authorities may require the addition of safety-related labeling statements, such as a “black box” warning or a contraindication;
•we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients or to implement other aspects of a risk evaluation and mitigation strategy, or REMS, such as a restricted distribution program or educational programs for prescribers;
•we could be sued and held liable for harm caused to patients;
•the product may become less competitive; and
•our reputation may suffer.
In addition, adverse side effects caused by any therapeutics that may be similar in nature to our therapeutic candidates could delay or prevent regulatory approval of our therapeutic candidates, limit the commercial profile of an approved label for our therapeutic candidates, or result in significant negative consequences for our therapeutic candidates following marketing approval.
We believe that any of the above described events could prevent us from achieving or maintaining market acceptance of our therapeutic candidates, if approved, and could delay, impede and/or substantially increase the costs of commercializing our therapeutic candidates thus significantly impacting our ability to successfully commercialize our therapeutic candidates and generate revenue. Any of the above described occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.
We expect to develop certain of our therapeutic candidates in combination with other therapies, and safety or supply issues with combination use products may delay or prevent development and approval of our therapeutic candidates.
We intend to develop certain of our therapeutic candidates in combination with one or more approved or investigational cancer therapies. Even if any therapeutic candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our therapeutic candidates are replaced as the standard of care for the indications we choose for any of our therapeutic candidates, the FDA or similar regulatory authorities outside of the United States may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.
We also may evaluate our therapeutic candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell any therapeutic candidate we develop in combination with an unapproved cancer therapy if that unapproved cancer therapy does not ultimately obtain marketing approval. In addition, unapproved cancer therapies face the same risks described with respect to our therapeutic candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.
If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination our therapeutic candidates, we may be unable to obtain approval of or market any such therapeutic candidate.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our therapeutic candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. We may have particular difficulty enrolling patients for our clinical trials for INBRX-101. In particular, patients with AATD are particularly susceptible to COVID-19 and the physicians acting as clinical investigators for our clinical sites are otherwise engaged with treating COVID-19 patients. For instance, as a result of the COVID-19 pandemic, we temporarily suspended enrollment for our trial for INBRX-101 during the second and third quarters of 2020. Should any competitors have ongoing clinical trials for therapeutic candidates treating the same indications as our therapeutic candidates, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ therapeutic candidates.
Patient enrollment is affected by other factors including:
•the severity of the disease under investigation;
•the patient eligibility criteria for the study in question;
•the perceived risks and benefits of the therapeutic candidate under study;
•our payments for conducting clinical trials;
•the patient referral practices of physicians; and
•the proximity and availability of clinical trial sites for prospective patients.
Our inability to enroll a sufficient number of patients for any of our clinical trials could result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our therapeutic candidates and in delays to commercially launching our therapeutic candidates, if approved, which would materially harm our business.
If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of any of our therapeutic candidates may be delayed, and our business will be harmed.
We have provided, and will continue to provide, a number of timing estimates regarding the initiation of clinical trials and clinical development milestones, and the expected availability of data resulting from these trials for certain of our therapeutic candidates. We expect to continue to estimate the timing of these types of development milestones and our expected timing for the accomplishment of various other scientific, clinical, regulatory and other product development objectives. From time to time, we may publicly announce the expected timing of some of these events. However, the achievement of many of these milestones and events may be outside of our control. All of these timing estimations are based on a variety of assumptions we make, which may cause the actual timing of these events to differ from the timing we expect, including
•our available capital resources and our ability to obtain additional funding as needed;
•the rate of progress, costs and results of our clinical trials and research and development activities;
•our ability to identify and enroll patients who meet clinical trial eligibility criteria;
•our receipt of clinical trial approvals by the FDA, EMA and other regulatory authorities and the timing of these approvals;
•our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our therapeutic candidates;
•the efforts of our collaborators and licensees, including Celgene, with respect to the commercialization of our therapeutics;
•the securing of, costs related to, and timing issues associated with, manufacturing our therapeutic candidates and, if any of our therapeutic candidates are approved, associated with sales and marketing activities and the commercial manufacture of our therapeutic candidates; and
•circumstances arising from or relating to the COVID-19 pandemic, including potential effects on the global supply chain, our manufacturers and the availability of raw materials needed for the research and development of our therapeutic candidates.
If we fail to achieve announced milestones in the timeframes we expect, the future marketing approval and commercialization of any of our therapeutic candidates may be delayed, and our business, financial condition, results of operations, and prospects may be harmed and our stock price may decline.

Initial, interim, topline and preliminary data from our clinical trials that we may announce, observe or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
We expect from time to time, to publish initial, interim, topline or preliminary data from our clinical trials. In particular, we previously reported observed signs of partial responses and stable disease in initial and interim data from our Phase 1 clinical trial for INRBRX-109 and noted observed signs of partial responses, disease control and tumor regression in initial data from our Phase 1 clinical trial for INBRX-106. Our clinical trials are also conducted as “open-label” trials. An open-label trial is one where both the patient and investigator know whether the patient is receiving the therapeutic candidate and where we (as the sponsor) have access to trial data on an ongoing basis during the trial. These initial and interim data from INBRX-109 and INBRX-106 and other initial, interim, topline and preliminary data from our clinical trials that we may publish from time to time or that we may observe on an ongoing basis in our open-label trials may change as more patient data become available and, accordingly, they are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available and we issue our final clinical trial report. Initial, interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, initial, interim, topline and preliminary data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.
The market opportunities for any current or future therapeutic candidate we develop, if and when approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.
Cancer therapies are sometimes characterized as first-, second-, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of certain of our therapeutic candidates as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that therapeutic candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
The number of patients who have the cancers we are targeting may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future therapeutic candidates may be limited, if and when approved. Even if we obtain significant market share for any therapeutic candidate, if and when approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications, including to be used as first- or second-line therapy.
We rely on third parties to conduct all of our clinical trials and certain of our preclinical studies and intend to continue to do so. If these third parties do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development programs could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.
While we expect to continue our current clinical trials and expect to initiate clinical trials in the near term for many of our therapeutic candidates, we do not have the ability to independently conduct clinical trials. As such, we currently rely and intend to continue to rely on third-party clinical investigators, CROs, clinical data management organizations and consultants to help us design, conduct, supervise and monitor clinical trials of our therapeutic candidates. As a result, we will have less control over the timing, quality and other aspects of our clinical trials than we would have had we conducted them on our own. There is a limited number of third party service providers that specialize or have the expertise required to achieve our business objectives. If any of our relationships with these third-party CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative CROs or investigators or to do so on commercially reasonable terms. Further, these investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials. These third parties may also be susceptible to disruption as a result of health crises such as the COVID-19 pandemic or periods of societal unrest. For example, we currently retain CROs located in Hong Kong. These CROs may be negatively affected by, or subject to disruption arising from, the societal unrest and regulatory regime change related to China’s recent passage of a national security law exerting additional control by mainland China over activities in Hong Kong. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy the legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines for any reason, our clinical development programs could be delayed and otherwise adversely affected.
In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the relevant study or trial. The FDA requires preclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with good clinical practices, or GCPs, including practices and requirements for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.
We are dependent on Celgene for the successful development, manufacture and commercialization of the Celgene Licensed Intellectual Property. If Celgene does not devote sufficient resources to the development, manufacture and commercialization of the Celgene Licensed Intellectual Property, is unsuccessful in its efforts, or chooses to terminate the Celgene Agreement with us, we may not receive any further proceeds from the Celgene Agreement and our business could be materially harmed.
Pursuant to the terms of the Celgene Agreement, we have exclusively licensed (even as to us) to Celgene the right to develop, manufacture and commercialize the Celgene Licensed Intellectual Property. Celgene is obligated to use commercially reasonable efforts to clinically develop and commercialize the Celgene Licensed Intellectual Property. However, Celgene may ultimately determine it is not commercially reasonable to continue development of the Celgene Licensed Intellectual Property. This outcome could occur for many reasons, including internal business reasons or because of unfavorable regulatory feedback. Further, on review of any safety and efficacy data then available for potential candidates relating to the Celgene Licensed Intellectual Property, the FDA may impose requirements on a clinical trial program that would render the program commercially nonviable. In the event of any such decision, we would be unable to advance such program ourselves.
Per the terms of the Celgene Agreement, Celgene has full control and authority over the development and commercialization of the Celgene Licensed Intellectual Property. We may disagree with Celgene about the development strategy it employs, but we will have limited rights to impose our preferred development strategy on Celgene. Celgene may elect to discontinue the development of the Celgene Licensed Intellectual Property.
The Celgene Licensed Intellectual Property may not be scientifically or commercially successful for us due to a number of important factors, including the following:
•Celgene has wide discretion in determining the efforts and resources that it will apply to its development, manufacture and commercialization of the Celgene Licensed Intellectual Property. The timing and amount of any development milestones, regulatory milestones and royalties that we may receive under the Celgene Agreement will depend on, among other things, Celgene’s efforts, allocation of resources and successful development and commercialization of the Celgene Licensed Intellectual Property and the other antibodies that are the subject of the Celgene Agreement;
•Celgene may terminate the Celgene Agreement without cause and for circumstances outside of our control, which could make it difficult for us to attract new strategic partners or adversely affect how we are perceived in scientific and financial communities;

•Celgene may develop or commercialize the Celgene Licensed Intellectual Property in such a way as to elicit litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability; and
•Celgene may not comply with all applicable regulatory requirements, or may fail to report safety data in accordance with all applicable regulatory requirements.
If Celgene were to breach the Celgene Agreement, we may need to enforce our right to terminate the Celgene Agreement in legal proceedings, which could be costly and cause delay in our ability to receive our rights back to develop and commercialize the Celgene Licensed Intellectual Property. If we were to terminate the Celgene Agreement due to Celgene’s breach or if Celgene terminated the Celgene Agreement without cause upon 30 days’ written notice, the development and commercialization of the Celgene Licensed Intellectual Property could be delayed, curtailed or terminated. Additionally, even if the Celgene Agreement is terminated, we may not be able to dispose of the Celgene Licensed Intellectual Property in a strategic transaction without Celgene’s consent.
Celgene became a Bristol-Myers Squibb Company in November 2019. Bristol-Myers Squibb Company may again enter into one or more transactions with third parties, including other mergers, consolidations, reorganizations, sale of substantial assets, sales of substantial stock or other changes in control involving Celgene. These types of transactions could divert the attention of Celgene’s management and adversely affect Celgene’s ability to retain and motivate key personnel who are important to the continued development of the Celgene Licensed Intellectual Property. In addition, the third party to any such transaction could determine to reprioritize Celgene’s development programs such that Celgene ceases to diligently pursue the development of the Celgene Licensed Intellectual Property, and/or cause the Celgene Agreement to terminate. If Celgene does not devote sufficient resources to the development, manufacture and commercialization of the Celgene Licensed Intellectual Property, is unsuccessful in its efforts, or chooses to terminate the Celgene Agreement with us, we may not receive any further proceeds from the Celgene Agreement and our business could be materially harmed.
We are currently party to license agreements with Elpiscience and Transcenta for the development and, if approved, commercialization of INBRX-105 and INBRX-106, and INBRX-109, respectively. We may in the future enter into additional collaborations with third parties to develop our therapeutic candidates, including collaborations with Chiesi if Chiesi exercises its option pursuant to the Chiesi Option Agreement. If these collaborations are not successful, our business could be harmed.
We are currently party to two different license agreements, or the Elpiscience Agreements, with Elpiscience Biopharmaceuticals, Inc., or Elpiscience, pursuant to which we granted Elpiscience exclusive licenses for the development and, if approved, commercialization of INBRX-105 and INBRX-106 in China, Hong Kong, Macau and Taiwan. We are also party to a license agreement, or the Transcenta License Agreement, with Transcenta Holding, Ltd. (formerly Hangzhou Just Biotherapeutics Co., Ltd.), or Transcenta, pursuant to which we granted Transcenta an exclusive license for the development and, if approved, commercialization of INBRX-109 in China, Hong Kong, Macau and Taiwan. Ultimately, Chiesi may not exercise its option pursuant to the Chiesi Agreement. If Chiesi does not exercise its option under the Chiesi Agreement, we could incur additional expenses for the development, and if approved, the commercialization of INBRX-101. We may enter into additional collaborations with third parties in the future, including collaborations with Chiesi if Chiesi exercises its option pursuant to the Chiesi Option Agreement. Any collaborations that we are party to may pose several risks, including the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•the clinical trials conducted as part of these collaborations may not be successful;
•collaborators may not pursue development and commercialization of any therapeutic candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results;
•changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

•collaborators may delay clinical trials, provide insufficient funding for clinical trials, stop a clinical trial or abandon a therapeutic candidate, repeat or conduct new clinical trials or require a new formulation of a therapeutic candidate for clinical testing;
•we may not have access to, or may be restricted from disclosing, certain information regarding therapeutic candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such therapeutic candidates;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our therapeutic candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•therapeutic candidates developed in collaboration with us may be viewed by our collaborators as competitive with their own therapeutic candidates or products, which may cause collaborators to cease to devote, or limit, resources to the commercialization of our therapeutic candidates;
•a collaborator with marketing and distribution rights to one or more of our therapeutic candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such therapeutic candidate;
•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaborations;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
•collaborations may be terminated for the convenience of the collaborator and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable therapeutic candidates.
In addition, we may have disagreements with these collaborators, including disagreements over proprietary rights, collaborator performance, contract interpretation or the preferred course of development of any therapeutic candidates. Any disagreement we may have with our collaborators may cause delays or termination of the research, development or commercialization of our therapeutic candidates pursuant to the applicable agreement, may lead to additional responsibilities for us with respect to our therapeutic candidates or may result in litigation or arbitration, any of which would be time-consuming and expensive and which would likely divert the attention of our management from our core research and development activities. These types of disputes could materially harm our financial condition and our business.
The manufacture of biotechnology products is complex, and manufacturers often encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, or otherwise fail to comply with their contractual obligations, the development or commercialization of our therapeutic candidates could be delayed or stopped.
While we have found that our sdAb-based therapeutic candidates can be readily manufactured at high yields with established processes used to produce therapeutic proteins, the manufacture of biotechnology products is generally complex and requires significant expertise and capital investment. We and our contract manufacturers must comply with current Good Manufacturing Practices, or cGMP, regulations and guidelines for clinical trial product manufacture and for commercial product manufacture. Manufacturers of biotechnology products often encounter difficulties in production, particularly in scaling up, addressing product quality, product comparability, validating production processes and mitigating potential sources of contamination. These problems include difficulties with raw material procurement, production costs and yields, quality control, product quality, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminations are discovered in our therapeutics or in the manufacturing facilities in which our therapeutics are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

We cannot assure you that manufacturing problems, including supply chain disruptions of any of our therapeutic candidates or products will not occur in the future. Any delay or interruption in the supply of preclinical or clinical trial supplies, including any delays arising from circumstances related to the COVID-19 pandemic, could delay the completion of these trials, increase the costs associated with maintaining these trial programs and, depending upon the period of delay, require us to commence new trials at additional expense or terminate trials completely.
If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our demand for any of our therapeutic candidates or future approved products, if any, we seek to commercialize, we could experience delays in our research or planned clinical studies or be forced to stop our development or commercialization efforts. We could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes and at an acceptable cost. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, would significantly delay our clinical studies and the commercialization of our therapeutics, if approved, which would materially adversely affect our business, prospects, financial condition and results of operation.
We rely on third parties to supply and manufacture our therapeutic candidates, and we expect to continue to rely on third parties to manufacture and supply our therapeutics, if approved. The development of therapeutic candidates and the commercialization of any therapeutic candidates, if approved, could be stopped, delayed or made less profitable if any of these third parties fail to provide us with sufficient quantities of therapeutic candidates or therapeutics, fail to do so at acceptable quality levels or prices, or fail to maintain or achieve satisfactory regulatory compliance.
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to develop and manufacture our therapeutic candidates for use in the conduct of our trials or for commercial supply, if our therapeutics are approved. Instead, we rely on, and expect to continue to rely on third-party providers to manufacture the supplies for our preclinical studies and clinical trials. We currently rely on a limited number of third-party contract manufacturers for all of our required raw materials, antibodies, other biologics for our preclinical research and clinical trials, as well as for the manufacture of supplies for our therapeutic candidates. To the extent any of our manufacturing partners is unable to fulfill these obligations in a timely manner, including as a result of circumstances relating to the COVID-19 pandemic or circumstances related to China’s implementation of its recently adopted security law to exert additional control over activities in Hong Kong, our clinical trials may be delayed and our business may be adversely affected. In general, reliance on third party providers may expose us to more risk than if we were to manufacture our therapeutic candidates ourselves. We do not control the operational processes of the contract manufacturing organizations with whom we contract and are dependent on these third parties for the production of our therapeutic candidates in accordance with relevant regulations (such as cGMP), which include, among other things, quality control and the maintenance of records and documentation.
Our third-party manufacturers may be unable to successfully scale up manufacturing of our therapeutic candidates in sufficient quality and quantity, which would delay or prevent us from developing our therapeutic candidates and commercializing any approved therapeutic candidates.
Our manufacturing partners may be unable to successfully increase the manufacturing capacity for our therapeutic candidates in a timely or cost-effective manner, or at all, as needed for our development efforts or, if our therapeutic candidates are approved, our commercialization efforts. Quality issues may also arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our therapeutic candidates in sufficient quality and quantity, the development, testing, and clinical trials of our therapeutic candidates may be delayed or infeasible, and regulatory approval or future commercial launch of any resulting therapeutic may be delayed or not obtained, which could significantly harm our business.
Failure to successfully identify, develop and commercialize additional therapeutics or therapeutic candidates could impair our ability to grow.
Although a substantial amount of our efforts will focus on the continued preclinical and clinical testing and potential approval of our therapeutic candidates in our current pipeline, we expect to continue to innovate and potentially expand our portfolio. Because we have limited financial and managerial resources, research programs to identify therapeutic candidates may require substantial additional technical, financial and human resources, whether or not any new potential therapeutic candidates are ultimately identified. Our success may depend in part upon our ability to identify, select and develop promising therapeutic candidates and therapeutics. We may expend resources and ultimately fail to discover and generate additional therapeutic candidates suitable for further development. All therapeutic candidates are prone to risks of failure typical of biotechnology product development, including the possibility that a therapeutic candidate may not be suitable for clinical development as a result of its harmful side effects, limited efficacy or other characteristics indicating that it is unlikely to receive approval by the FDA, the EMA and other comparable foreign regulatory authorities or to achieve market acceptance. If we do not successfully develop and commercialize new therapeutic candidates we have identified and explored, our business, prospects, financial condition and results of operations could be adversely affected.
Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations and prospects.
We are exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of biotechnology treatments of any therapeutic candidates for which we or our collaborators may conduct clinical trials. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing any approved products, these claims could result in an FDA investigation of the safety and effectiveness of our future commercial products, our manufacturing processes and facilities (or the manufacturing processes and facilities of our third-party manufacturers) or our marketing programs, a recall of our products or more serious enforcement action, limitations on the approved indications for which the product may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to clinical trial participants or patients and a decline in our stock price. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by potential product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.
If our therapeutic candidates are approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to commercialize successfully any such therapeutic candidates.
We currently have no sales, marketing or distribution capabilities. While we have marketing and commercialization agreements in place for certain territories with our collaborators, we will still need to develop our own internal sales, marketing and distribution capabilities to commercialize our approved therapeutic candidates, if any, in the United States and other remaining worldwide territories, or will need to enter into collaborations with third parties to perform these services. Any internal effort would be expensive and time-consuming, and we would need to commit significant financial and managerial resources to develop an internal marketing and sales force with technical expertise and the related supporting distribution, administration and compliance capabilities. If we were to rely on additional third parties with these capabilities to market our future therapeutics or were to decide to co-promote products with any of our current or future collaborators, we would need to establish and maintain or revise existing marketing and distribution arrangements with these partners, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. Any revenue we receive in connection with third-party license, marketing or distribution arrangements, including the Celgene Agreement, the Chiesi Option Agreement and license agreements with our licensing partners in China, will depend upon the efforts of these third parties, and there can be no assurance these third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially and adversely affected.

The future commercial success of our therapeutic candidates will depend on the degree of market acceptance of our therapeutic candidates among physicians, patients, healthcare payors and the medical community.
Our therapeutic candidates are in early stages of development, and many of our therapeutic candidates are still in preclinical development; we may never have an approved product that is commercially successful. Due to the inherent risk in the development of biotechnology products, it is probable that not all or none of the therapeutic candidates in our pipeline, including any that are or may be licensed to third parties, will successfully complete development and be commercialized. Furthermore, even when available on the market, our products may not achieve an adequate level of acceptance by physicians, patients and the medical community, and we may not become profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable. Market acceptance of any approved products by physicians, patients and healthcare payors will depend on a number of factors, many of which are beyond our control, including, but not limited to:
•changes in the standard of care for the targeted indications for any approved product;
•wording in the FDA- or EMA-approved prescribing information;
•sales, marketing and distribution support;
•potential product liability claims;
•acceptance by physicians, patients and healthcare payors of each product as safe, effective and cost-effective;
•relative convenience, ease of use, ease of administration and other perceived advantages over alternative products;
•prevalence and severity of adverse events or publicity;
•limitations, precautions or warnings listed in the summary of product characteristics, patient information leaflet, package labeling or instructions for use;
•the cost of treatment with our therapeutics in relation to alternative treatments;
•the extent to which products are approved for inclusion and adequately reimbursed on formularies of hospitals and third-party payors, including managed care organizations; and
•whether our products are designated in the label, under physician treatment guidelines or under reimbursement guidelines as a first, second, third or last line therapy.
Risks Related to Our Organization and Operations
We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the therapeutic candidates we develop, our commercial opportunities will be negatively impacted.
The life sciences industry is highly competitive. We are currently developing therapeutic candidates that will compete, if approved, with other products and therapies that currently exist or are being developed. Our primary competitors fall into the following groups:
•Companies developing novel therapeutics based on sdAb or alternative scaffold product candidates, including Alligator Bioscience AB, Camel-IDS N.V., Crescendo Biologics Ltd., GlaxoSmithKline plc, IGM Biosciences, Inc., Molecular Partners AG, Pieris Pharmaceuticals, Inc., Sanofi S.A. and VHsquared Ltd.;
•Antibody drug discovery companies that may compete with us in the search for novel therapeutic antibody targets, including Adimab LLC, Genmab A/S, Macrogenics, Inc., Merus N.V., MorphoSys AG, Numab Therapeutics AG, TeneoBio, Inc., Xencor Inc., Zymeworks Inc.; and
•Companies developing therapeutics designed to treat AATD, including CSL Limited, Grifols, S.A., Kamada Ltd., Takeda Pharmaceutical Company Limited and Vertex Pharmaceuticals, Inc.
Our competitors also include large pharmaceutical and biotechnology companies who may be developing therapeutic candidates with mechanisms similar to or targeting the same indications as our therapeutic candidates.
Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, product development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining marketing approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the therapeutic candidates that we develop obsolete. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or marketing approval or discovering, developing and commercializing products in our field before we do.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if the therapeutic candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness.
Smaller and other early stage companies may also prove to be significant competitors. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our therapeutic candidates obsolete, less competitive or not economical.
Our business, the conduct of our clinical trials, results of operations, financial condition, and prospects may be adversely affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the coronavirus disease (COVID-19) pandemic.
Our business could be adversely affected by widespread outbreak of illness or other communicable diseases, health epidemics, or any other public health crisis. On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of a novel strain of coronavirus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or novel coronavirus, which causes coronavirus disease 2019, or COVID-19, originating in Wuhan, China. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.
During 2020, COVID-19 has spread to most regions of the world, including California, where our primary office and laboratory space is located.
As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•We are, with our partners, conducting clinical trials and other research in geographies that are affected by the COVID-19 pandemic. Potential impacts of the COVID-19 pandemic on our various clinical trials may include delays related to patient enrollment, dosing and study monitoring due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions. They may also be impacted by the prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA, or other reasons related to the pandemic. For example, we temporarily suspended enrollment for our INBRX-101 Phase 1 clinical trial as a direct result of the COVID-19 pandemic during the second and third quarters of 2020. While our oncology-related clinical trials have not been materially impacted to date, it is possible that these programs may be negatively impacted in the future. If the COVID-19 pandemic continues, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment, further or additional delays in enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our trials. It is unknown how long these suspension, pauses or disruptions could continue. FDA has issued a guidance for industry, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards,” which is being periodically updated to continue clarifying for affected stakeholders to ensure the safety of clinical trial participants, maintain compliance with good clinical practices (GCPs), and minimize risks to trial and clinical data integrity. We intend to follow FDA’s recommendations in order to address unavoidable protocol deviations due to COVID-19 illness or COVID-19 control measures, as appropriate.
•We currently rely on third parties to, among other things, manufacture raw materials, manufacture our therapeutic candidates, ship investigational drugs and clinical samples, perform quality testing and supply other goods and services to run our business. If any third party in our supply chain for materials are adversely impacted by restrictions resulting from the COVID-19 pandemic, including as a result of staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to conduct our research and development operations.
•We have requested that our employees, including all of our administrative employees, work remotely and have restricted on-site staff to only those personnel who must perform essential on-site activities such as activities in our research and development laboratories. Our increased reliance on employees working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.
•Our employees conducting research and development activities may be more limited in their ability to access our laboratories for an extended period of time as a result of the rigorous workplace policies and guidelines implemented as a result of the COVID-19 pandemic. Additionally, it is possible that governmental authorities will further modify current restrictions. As a result, this could delay timely completion of our research and development efforts and further delay our INBRX-101 trial efforts.
•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our therapeutic candidates. For example, regulatory authorities may require that we not distribute a therapeutic candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the COVID-19 pandemic and could result in delays to our clinical trials.
•The trading prices for biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common shares in future offerings or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common shares.
The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain COVID-19 or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy.
Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.
Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Mark P. Lappe, our Chief Executive Officer, Brendan P. Eckelman, Ph.D., our Chief Scientific Officer, Klaus W. Wagner, M.D., Ph.D., our Chief Medical Officer, and Kelly D. Deck, our Chief Financial Officer, who are all employed at will and for whom we do not have “key man” insurance coverage. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. We are dependent on the continued service of our technical personnel because of the highly technical nature of our therapeutic candidates and technologies and the specialized nature of the regulatory approval process. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations (many of whom have substantially greater financial resources than us), and we might not be able to attract or retain these key employees on conditions that are economically acceptable. Our inability to attract and retain these key employees could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
We have a significant amount of debt which may affect our ability to operate our business and secure additional financing in the future.
In July 2020, we borrowed $10.0 million under the 2020 Loan Agreement with Oxford and in November 2020, we borrowed an additional $40.0 million under the First Amendment to the 2020 Loan Agreement. Our obligations under the 2020 Loan Agreement, as amended, are secured by substantially all of our assets, other than our intellectual property. The 2020 Loan Agreement, as amended, requires us, and any debt arrangements or instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:
•dispose of assets;
•complete mergers or acquisitions;
•incur or guarantee indebtedness;
•sell or encumber certain assets;
•pay dividends or make other distributions to holders of our capital stock, including by way of certain stock buybacks;
•make specified investments;
•engage in different lines of business;
•change certain key management personnel; and
•engage in certain transactions with our affiliates.
These covenants may make it difficult to operate our business. A failure by us to comply with the covenants could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, including the occurrence of a material adverse change, the lender could elect to declare all amounts outstanding to be due and payable and exercise other remedies. If the indebtedness were to be accelerated, our future financial condition could be materially adversely affected.
We may incur additional indebtedness in the future. The instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against any collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation. Further, if our business is subject to liquidation, the right to repayment of Oxford and any other holders of indebtedness would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation.

Our employees and independent contractors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
We are exposed to the risk of fraud or other misconduct by our employees or independent contractors. Misconduct by these parties could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish for our therapeutic candidates, comply with federal and state data privacy, security, fraud and abuse, and other healthcare laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, monetary damages, fines, disgorgement, imprisonment, loss of eligibility to obtain marketing approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, reputational harm, diminished profits and future earnings, additional reporting requirements if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with any of these laws, and the curtailment or restructuring of our operations.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties.
Certain of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
We expect to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development and regulatory affairs, as well as sales and marketing to the extent any of our therapeutic candidates approach receipt of marketing authorization. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
We may not be able to integrate efficiently or achieve the expected benefits of any acquisitions of complementary businesses, therapeutic candidates or technologies.
Should we in the future acquire any complementary business, therapeutic candidates or technologies, our ability to integrate and manage acquired businesses, therapeutic candidates or technologies effectively will depend upon a number of factors including the size of the acquired business, the complexity of any therapeutic candidate or technology and the resulting difficulty of integrating the acquired business’s operations, if any. Our relationship with current employees or employees of any acquired business may become impaired. We may also be subject to unexpected claims and liabilities arising from such acquisitions. These claims and liabilities could be costly to defend, could be material to our financial condition and might exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. There can also be no assurance that we will be able to assess ongoing profitability and identify all actual or potential liabilities of a business, therapeutic candidate or technology prior to its acquisition. If we acquire businesses, therapeutic candidates or technologies that result in assuming unforeseen liabilities in respect of which it has not obtained contractual protections or for which protection is not available, this could materially adversely affect our business, prospects, financial condition and results of operations.
Our business may be adversely affected as a result of computer system failures.
Any of the internal computer systems belonging to us or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Any system failure, accident or security breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our or our partners’ or collaborators’ regulatory approval efforts and significantly increase our costs in order to recover or reproduce the lost data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability, our development programs and competitive position may be adversely affected and the further development of our therapeutic candidates may be delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches.
Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.
We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information. We face a number of threats to our networks from unauthorized access, accidental acts or omissions that expose vulnerabilities, security breaches and other system disruptions. As noted above, certain of our employees are presently and may in the future be working remotely as a result of the COVID-19 pandemic. We may face additional cybersecurity risks as a result of these circumstances and despite our security measures, our infrastructure may be vulnerable to attacks by hackers or vulnerable to other disruptive problems.
The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the collection, use, and dissemination of data. Some of these federal, state and foreign government requirements include obligations of companies to notify individuals and others of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers.
Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our intellectual property or proprietary business information, it may also subject us to significant fines, penalties or liabilities for any noncompliance with certain privacy and security laws. A cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue or litigation.

Our current operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by earthquakes, medical epidemics or pandemics, or other natural disasters.
Our current operations are located in our facilities in La Jolla, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents, including the COVID-19 pandemic, that results in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our therapeutic candidates or interruption of our business operations. Earthquakes, medical epidemics or pandemics, including the COVID-19 pandemic, or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, pandemic, including the COVID-19 pandemic, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or if similar events occurred elsewhere effecting the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material and adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to Intellectual Property
If we are not able to obtain and enforce patent protection for our technologies or therapeutic candidates, development and commercialization of our therapeutic candidates may be adversely affected.
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, patents and patent applications protecting, or seeking to protect, our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Our patent estate includes various issued Unit States patents, United States pending non-provisional patent applications, United States pending provisional applications, pending Patent Cooperation Treaty, or PCT, applications, issued foreign patents, and foreign patent applications currently pending in various foreign jurisdictions.
While we will endeavor to protect our therapeutic candidates with intellectual property rights such as patents, as appropriate, the process of obtaining, maintaining, and enforcing patents is time-consuming, expensive and sometimes unpredictable, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to any patents we may license to or from third parties. Therefore, such patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.
Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to provide meaningful protection from any competitors. Our competitors may be able to circumvent our patents by developing similar or alternative therapeutic candidates in a non-infringing manner. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and therapeutic candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our business.
The United States Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which non-compliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents. As such, we do not know the degree of future protection that we will have on our proprietary therapeutics and technology.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal, technological and factual questions and has in recent years been the subject of much litigation. Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether, e.g., due to a determination that the claims are invalid or unenforceable. In addition, there can be no assurance that:
•others will not or will not be able to legally make, use or sell products or therapeutic candidates that are the same as or similar to our therapeutic candidates despite the claims of the patents that we own or license;
•we or our licensors, or our collaborators are the first to make the inventions covered by each of our issued patents and pending patent applications that we own or license;
•we or our licensors, or our collaborators are the first to file patent applications covering certain aspects of our inventions;
•others will not independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•any issued patents that we own or have licensed will provide us with any competitive advantage; or
•the patents of others will not have a material or adverse effect on our business, financial condition, results of operations and prospects.
As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.
We may not be able to protect our intellectual property rights throughout the world.
Obtaining valid and enforceable issued or granted patents covering our therapeutic candidates in the United States and worldwide can be extremely costly. In jurisdictions where we have not obtained patent protection, competitors or third parties may use our technology to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where it is more difficult to enforce a patent as compared to the United States. Third-party or competitor products may compete with our future products in jurisdictions where we do not have issued or granted patents or where our issued or granted patent claims or other intellectual property rights are not sufficient to prevent competitor activities in these jurisdictions. The legal systems of certain countries, particularly certain developing countries, make it difficult to enforce patents and such countries may not recognize other types of intellectual property protection, particularly that relating to biotechnology. This could make it difficult for us to prevent the infringement of our patents or marketing of competing products in violation of our proprietary rights generally in certain jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, could provoke third parties to assert claims against us, and, whether or not successful, could result in substantial cost and divert our efforts and attention from other aspects of our business.
We generally file a provisional patent application first (a priority filing) at the USPTO. An international application under the PCT is usually filed within 12 months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in the United States, Europe, Japan, Australia and Canada and, depending on the individual case, also in one, several or all of Brazil, China, India, Israel, Mexico, New Zealand, Russia or Eurasian Patent Organization, Singapore, South Africa, South Korea and other jurisdictions. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that, depending on the country, various scopes of patent protection may be granted on the same therapeutic candidate or technology.
When a patent is granted by a regional patent office (e.g., Europe or Eurasia), the patent must be validated in individual countries in order to be in effect in those countries. We may decide not to validate regional patents in every available country or at all in any country in the region. In addition, we may decide to abandon national and regional patent applications before or after grant.
The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. If we or any licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition from others in those jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position in the relevant jurisdiction may be impaired and our business and results of operations may be adversely affected.
Changes in patent laws could diminish the value of patents in general, thereby impairing our ability to protect our products.
Changes in either the patent laws or interpretation of the patent laws in the United States and other jurisdictions in which we file patent applications could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For example, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. In contrast, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, assuming that other requirements for patentability were met. Furthermore, United States patent law under the America Invents Act allows for post issuance challenges to United States patents, including ex parte reexaminations, inter parte reviews and post grant oppositions. If our United States patents are challenged using such procedures, we may not prevail, possibly resulting in altered or diminished claim scope or loss of patent rights altogether. Similarly, some countries, notably members of the European Union, also have post grant opposition proceedings that can result in changes in scope and/or cancellation of patent claims.
The United States Supreme Court has also ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non compliance with these requirements.
The USPTO, the European Patent Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. For example, periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO, the European Patent Office and foreign patent agencies in several stages over the lifetime of the patent. Some jurisdictions also require payment of annuity fees during pendency of a patent application. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non payment of fees and failure to properly legalize and submit formal documents. If we or our licensors or collaboration partners fail to maintain the patents and patent applications covering our therapeutic candidates, our competitors might better be able to enter the market, which would have an adverse effect on our business.
We may be required to reduce the scope of our intellectual property due to intellectual property claims included in the patents or patent applications of others.
Third parties may have filed, and may in the future file, patent applications covering technology similar to ours. It is also possible that we have failed to identify relevant third-party patents or applications. For example, United States applications filed before November 29, 2000 and certain United States applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with this earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our therapeutic candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover any future approved products or our therapeutic candidates. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies, if possible, or block us from practicing certain aspects of our technology if we are unable to successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned.
If another party has filed a United States patent application on inventions similar to ours that claims priority to an application filed prior to March 16, 2013, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. Similarly, if another party has filed a United States patent application on inventions similar to ours that claims priority to an application filed after March 16, 2013, we may have to participate in a derivation proceeding to determine whether that party derived the claimed invention from an inventor listed on our application and then filed the third-party application without authorization. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our United States patent position with respect to such inventions. In addition, an unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Further, changes enacted on March 15, 2013 to the United States patent laws under the America Invents Act resulted in the United States changing from a “first to invent” country to a “first to file” country. As a result, we may lose the ability to obtain a patent if a third party files with the USPTO first and could become involved in proceedings before the USPTO to resolve disputes related to inventorship. We may also become involved in similar proceedings in other jurisdictions.

We or our licensors, licensees or any future strategic partners may become subject to third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development and commercialization of our therapeutic candidates, or put our patents and other proprietary rights at risk.
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. We or our licensors, licensees or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries including patent infringement lawsuits, interferences, derivations, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that we may be subject to claims of infringement of the patent rights of third parties. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future therapeutic candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If we, our licensees or our licensors, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have willfully infringed. In addition, we, our licensees or our licensors, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give any competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, the holders of any such patents may be able to block us, our licensees or our collaborators from marketing therapeutic candidates based on our technology until such patents expire, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.
In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.
If we were to initiate legal proceedings against a third party to enforce a patent covering one of our products or our technology, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our technology. This loss of patent protection could have a material and adverse effect on our business, financial condition, results of operations and prospects. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights.

If we fail to comply with our obligations under the agreements pursuant to which we license intellectual property rights from third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose the rights to intellectual property licensed to us.
We are a party to license agreements under which we are granted rights to third-party intellectual property, and we expect that we may need to enter into additional license agreements in the future. License agreements may impose various development obligations, payment of royalties and fees based on achieving certain milestones, as well as other obligations. If we fail to comply with our obligations under these agreements, the licensor may have the right to terminate the license. The termination of any license agreements or failure to adequately protect such license agreements could prevent us from commercializing therapeutic candidates covered by the licensed intellectual property or otherwise adversely affect our business. Our license agreements may involve sublicenses from third parties which are not the original licensor of the intellectual property at issue. Under these agreements, we would rely on our licensor to comply with its obligations under the primary license agreements, where we may have no relationship with the original licensor of such rights. If the licensors fail to comply with their obligations under these upstream license agreements, the original third-party licensor may have the right to terminate the original license, which may terminate the sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property and, in the case of a sublicense, if we were not able to secure our own direct license with the owner of the relevant rights, which we may not be able to do at a reasonable cost or on reasonable terms, it may adversely affect our ability to continue to develop and commercialize any of our therapeutic candidates incorporating the relevant intellectual property.
Disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under any collaboration relationships we might enter into in the future;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborator; and
•the priority of invention of patented technology.
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain any licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected therapeutic candidates.
Our intellectual property agreements with our licensors, licensees, collaborators and third parties may be subject to disagreements over contract interpretation, which could narrow the scope of, or result in termination of, our rights to the relevant intellectual property or technology or increase our financial or other obligations to such third parties, or reduce the financial or other obligations our licensees have to us.
Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. For example, we may disagree with our licensors, licensees or collaborators regarding whether, when and to what extent various obligations under these agreements apply to certain of our/their therapeutic candidates and products, including various payment, development, commercialization, funding, diligence, sublicensing, insurance, patent prosecution and enforcement and/or other obligations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement. In either case, such disagreement could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Our assignment agreements may not be self executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
Litigation or other legal proceedings relating to intellectual property claims, with or without merit, are unpredictable, generally expensive, time consuming and are likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.
We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating or from successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material and adverse effect on our ability to compete in the marketplace.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patent protection for certain aspects of our therapeutic candidates, we also consider trade secrets, including confidential and unpatented know-how important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed to be of limited value. Trade secrets and confidential know-how are difficult to maintain as confidential. We seek to protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, partners, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Our assignment agreements may not be self executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
Moreover, even if relevant agreements are entered into, despite these efforts, any of these parties may breach the agreements and unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. Moreover, a competitor who independently develops substantially equivalent proprietary information may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, our competitors could limit our use of our trade secrets or confidential know-how. Under certain circumstances, we may also decide to publish some know-how to attempt to prevent others from obtaining patent rights covering such know-how. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and may lose valuable intellectual property rights or personnel.
Many of our employees were previously employed at universities or biotechnology companies, including potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to commercialize, or prevent us from commercializing, our therapeutic candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. Our trademarks may not be approved by one or more governmental trademark offices or may not be approved for use on our products by regulatory agencies, such as the FDA. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.
If our patent terms expire before or soon after our therapeutic candidates are approved, or if manufacturers of biosimilar drugs successfully challenge our patents, our business may be materially harmed.
Patents have a limited duration. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest United States non provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our therapeutic candidates, their manufacture, or use are obtained, once the patent life has expired, we may be open to competition from competitive medications, including biosimilar medications.
Depending upon the timing, duration and conditions of FDA marketing approval of our therapeutic candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act and similar legislation in the European Union. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. The patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner than we expect. Also, the scope of our right to exclude during any patent term extension period may be limited or may not cover a competitor’s product or product use. As a result, our revenue from applicable therapeutic candidates, if approved, could be reduced, possibly materially.
Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such drug candidates might expire before or shortly after such drug candidates are commercialized. As a result, our patents and patent applications may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
Manufacturers of biosimilar drugs may challenge the scope, validity, or enforceability of our patents in court or before a patent office, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would have a material adverse effect on any potential sales of that product. Upon the expiration of our issued patents or patents that may issue from our pending patent applications, we will not be able to assert such patent rights against potential competitors and our business, financial condition, results of operations, and prospects may be adversely affected.
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business nor permit us to maintain our competitive advantage. The following examples are illustrative:
•Others may be able to make therapeutic candidates that are the same as or similar to our therapeutic candidates but that are not covered by the claims of the patents that we own or may have exclusively licensed.
•Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•Third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.
•We may not develop additional technologies that are patentable.
Risks Related to Government Regulation
We or our collaborators may be unable to obtain regulatory approval for any product that we or a collaborator may develop and the regulatory approval processes of the FDA and other comparable regulatory authorities outside the United States are lengthy, time-consuming and inherently unpredictable.
Any product that we or our collaborators may attempt to develop, manufacture or market in the United States will be subject to extensive regulation by the FDA, including regulations relating to development, preclinical testing, performance of clinical trials, manufacturing and post-approval commercialization. Preclinical testing, clinical trials and manufacturing, among other activities, will be subjected to an extensive review process before a new therapeutic product may be sold in the United States. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays, including delays arising from the COVID-19 pandemic. The time required to obtain FDA approval, and any other required approvals for biological products is unpredictable but typically requires several years and may never be obtained.
Any product that we or our collaborators may wish to develop, manufacture or market in countries other than the United States will also be subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing, pricing and third-party reimbursement among other things in such countries. The foreign regulatory approval process includes all of the risks and uncertainties associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in such foreign jurisdictions.
In particular, obtaining marketing approval for biological products requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing, and packaging facilities by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in cGMP compliance by us or by our CDMOs that could result in the candidate not being approved. Moreover, we have not obtained regulatory approval for any therapeutic candidate in any jurisdiction and it is possible that none of our existing therapeutic candidates or any therapeutic candidates we may seek to develop in the future will ever obtain regulatory approval.
Our therapeutic candidates could fail to receive, or could be delayed in receiving, regulatory approval for many reasons, including any one or more of the following:
•the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for marketing approval;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•upon review of our clinical trial sites and data, the FDA or comparable foreign regulatory authorities may find our record keeping or the record keeping of our clinical trial sites to be inadequate or may identify other GCP deficiencies related to the trials;
•the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies may fail to meet the requirements of the FDA, EMA or comparable foreign regulatory authorities; or
•the medical standard of care or the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.
It is possible that none of the therapeutic candidates we or our collaborators may develop will obtain the marketing approvals necessary for us or our collaborators to sell the products either in the United States or any other country. Furthermore, approval by the FDA of a therapeutic product does not assure approval by regulatory authorities outside the United States or vice versa. Even if approval for a therapeutic product is obtained, such approval may be subject to limitations on the indicated uses or appropriate patient population that could result in a significantly reduced potential market size for the product.
If we or our collaborators fail to obtain the appropriate regulatory approvals necessary for us or our collaborators to sell our therapeutic candidates, or if the approvals are more limited than those that we intend to seek, our business, financial condition and results of operations would be materially harmed.
We will be subject to stringent domestic and foreign therapeutic and drug regulation with respect to any potential products. Even if we receive regulatory approval for any of our therapeutic candidates, we will still be subject to ongoing regulatory obligations and continued review, which may result in significant additional expense. If we fail to comply with United States and foreign regulatory requirements, regulatory authorities could limit or withdraw any marketing or commercialization approvals we may receive and subject us to other penalties. Any unfavorable regulatory action may materially and adversely affect our future financial condition and business operations.
Even if we receive marketing and commercialization approval for a therapeutic candidate, we will be subject to continuing post-marketing regulatory requirements. Our potential products, further development activities and manufacturing and distribution of a future product, once developed and determined, will be subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and the safety and effectiveness of our therapeutic candidates and, if approved, our future products. The process of obtaining marketing approval or clearance from the FDA and comparable foreign bodies for new products, or for enhancements, expansion of the indications or modifications to existing products, could:
•take a significant, indeterminate amount of time;
•require the expenditure of substantial resources;
•involve rigorous preclinical and clinical testing, and possibly post-market surveillance;
•require design changes of our potential products; or
•result in our never being granted the regulatory approval we seek.
Any of these occurrences may cause our operations or potential for success to suffer, harm our competitive standing and result in further losses that adversely affect our financial condition.
The FDA, as well as its foreign regulatory counterparts, also have significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. Additionally, the FDA regulates the promotional claims that may be made about prescription products, such as our products, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. However, we may share truthful and not misleading information with healthcare providers and payors that is otherwise consistent with the product’s FDA approved labeling.
We will have ongoing responsibilities under these and other FDA and international regulations, both before and after a product is approved and commercially released. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA and foreign regulatory agencies. If we or our collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, adverse regulatory inspection finding, holds on clinical trials, delay of approval or refusal by the FDA or applicable authorities to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, exclusion of eligibility from government contracts, injunctions, civil penalties or criminal prosecution. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively commercializing our potential products and harm our business. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our business, financial condition, results of operations, and prospects.
The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted outside of their respective jurisdictions. While we currently have partnerships in China designed to provide access to patient populations outside of the United States and in the future may conduct clinical trials in other foreign jurisdictions, there can be no assurance these data will be accepted by the FDA or EMA or other comparable foreign regulatory authorities as a basis for a product’s regulatory approval.
To augment our U.S.-centric clinical strategy, we have formed partnerships in China designed to provide access patient populations for clinical trials not readily available in the United States and to facilitate rapid patient enrollment with the goal of generating more robust early clinical data from patients in China. We may in the future pursue partnerships to conduct other clinical trials outside of the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, any foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including any trials conducted in China.
Our partnerships in China subject us to risks and uncertainties relating to the laws and regulations of China and the changes in relations between the United States and China.
Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our partnerships in China. China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The United States government has called for substantial changes to foreign trade policy with China and has raised, and has proposed to further raise in the future, tariffs on several Chinese goods. China has retaliated with increased tariffs on United States goods. Moreover, China’s legislature has recently adopted a national security law to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limit the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to with business as previously conducted. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China and President Trump signed an executive order and the Hong Kong Autonomy Act to remove Hong Kong’s preferential trade status. The United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. Any further changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies are also unpredictable. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our partnerships in China which could materially harm our business and financial condition.
Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives could harm our business in the future.
There is increasing pressure on biotechnology companies to reduce healthcare costs. In the United States, these pressures come from a variety of sources, such as managed care groups and institutional and government purchasers. Increased purchasing power of entities that negotiate on behalf of federal healthcare programs and private sector beneficiaries could increase pricing pressures in the future. Such pressures may also increase the risk of litigation or investigation by the government regarding pricing calculations. The biotechnology industry will likely face greater regulation and political and legal actions in the future.
Adverse pricing limitations may hinder our ability to recoup our investment in one or more future therapeutic candidates, even if our future therapeutic candidates obtain regulatory approval. Adverse pricing limitations prior to approval will also adversely affect us by reducing our commercial potential. Our ability to commercialize any potential products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments becomes available from third-party payors, including government health administration authorities, private health insurers and other organizations. Third-party payors decide which medications they will pay for and establish reimbursement levels. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.
A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize in the future and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval in the future. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any therapeutic candidate that we successfully develop.
There may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Our inability to promptly obtain coverage and adequate reimbursement from third-party payors for approved products could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize potential products and our overall financial condition.
Healthcare legislative reform measures may have a material and adverse effect on our business, financial condition, results of operations, and prospects.
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations, and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our therapeutic candidates, if we obtain regulatory approval;
•our ability to receive or set a price that we believe is fair for our products;
•our ability to generate revenue and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act, or collectively the ACA, was enacted, which includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers in the United States. It also included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The ACA continues to significantly impact the United States’ pharmaceutical industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or effectively repealed. In particular, in December of 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act, effective January 1, 2019. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance, including the provisions comprising the BPCIA, could be severed from the rest of the ACA so as not to be declared invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allocated one hour for oral arguments, which are scheduled to occur on November 10, 2020, with a decision likely to follow in spring 2021. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation.
Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in September 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. Those new regulations become effective on November 30, 2020, although the impact of such future programs is uncertain. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. Notably, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS (which has since been finalized, as noted above) and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers after HHS confirms that the action is not projected to increase federal spending, Medicare beneficiary premiums, or patients’ total out-of-pocket costs; and one that reduces costs of insulin and epinephrine auto-injectors to patients of Federally Qualified Health Centers. President Trump issued another executive order on September 13, 2020 that directs HHS to undertake rulemaking in order to test an international reference pricing model for prescription drug products. The probability of success of these newly announced policies and their impact on the U.S. prescription drug marketplace is unknown. There are likely to be political and legal challenges associated with implementing these reforms as they are currently envisioned.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability, or commercialize our therapeutic candidates, if approved.

In the European Union similar political, economic and regulatory developments may affect our ability to profitably commercialize our current or any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Our future products, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, an adequate level of reimbursement might not be available for such products and third-party payors’ reimbursement policies might adversely affect our ability to sell any future products profitably.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biologic therapeutics. For example, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019, or the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products to deny generic and biosimilar product developers access to samples of brand products. Whether and how generic and biosimilar product developers will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on the U.S. biopharmaceutical industry are unknown. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our therapeutic candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-approval testing and other requirements.
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our therapeutic candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.
If we or our partners, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.
Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we may obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Restrictions under applicable federal and state healthcare laws and regulations, include the following:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind to induce or reward either the referral of an individual for, or the purchase, or order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal civil and criminal false claims laws, including the U.S. federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and the civil monetary penalties laws, which prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the U.S. federal False Claims Act;
•the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, which imposes obligations on certain healthcare providers, health plans, and healthcare clearinghouse, known as covered entities, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of individually identifiable health information;
•the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to HHS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors and, beginning in 2022 for payments and other transfers of value provided in the previous year, certain advanced non-physician healthcare practitioners) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any such requirements, we may be subject to significant civil, criminal and administrative penalties, including monetary damages, fines, disgorgements, imprisonment, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, reputational harm, diminished profits and future earnings, additional reporting requirements if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with any of these laws, and the curtailment or restructuring of our operations, any of which could adversely our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

We may seek orphan drug status for one or more of our therapeutic candidates, but even if it is granted, we may be unable to maintain any benefits associated with orphan drug status, including market exclusivity.
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for a disease or condition will be recovered from sales in the United States for that drug or biologic. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full Biologics License Application, or a BLA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity.
We may seek orphan drug status for one or more of our therapeutic candidates, but the FDA may not approve any such request. Even if the FDA grants orphan drug status to one or more of our therapeutic candidates, exclusive marketing rights in the United States may be limited if we seek FDA marketing approval for an indication broader than the orphan designated indication. Additionally, any therapeutic candidate that initially receives orphan drug status designation may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, others may obtain orphan drug status for products addressing the same diseases or conditions as products we are developing, thus limiting our ability to compete in the markets addressing such diseases or conditions for a significant period of time.
We may seek fast-track designation for our therapeutic candidates. Even if received, fast-track designation may not actually lead to a faster review process.
We aim to benefit from the FDA’s fast track and priority review processes. However, our therapeutic candidates may not receive an FDA fast-track designation or priority review. Without fast-track designation, submitting a BLA and getting through the regulatory process to gain marketing approval is a lengthier process. Under fast-track designation, the FDA may initiate a rolling review of sections of a fast-track drug’s BLA before the application is complete. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted. Additionally, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process. Under the FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete BLA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast-track designated drug candidate would ordinarily meet the FDA’s criteria for priority review.
The fast-track designation for our therapeutic candidates, if obtained, may not actually lead to a faster review process and a delay in the review process or in the approval of our potential products will delay revenue from their potential sales and will increase the capital necessary to fund these product development programs.
Our therapeutic candidates for which we intend to seek approval may face competition sooner than anticipated.
Even if we are successful in achieving regulatory approval to commercialize a therapeutic candidate ahead of our competitors, our future therapeutic candidates may face direct competition from biosimilar products. In the United States, our therapeutic candidates are regulated by the FDA as biological products and we intend to seek approval for these therapeutic candidates pursuant to the BLA pathway. The BPCIA created an abbreviated pathway for the FDA approval of biosimilar biological products based on a previously licensed innovator, or reference, biological product. Under the BPCIA, an application for a biosimilar biological product cannot be approved by the FDA until 12 years after the original reference biological product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our therapeutic candidates.
We believe that any of our therapeutic candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity available to reference biological products. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our therapeutic candidates to be reference biological products pursuant to its interpretation of the exclusivity provisions of the BPCIA, potentially creating the opportunity for follow-on biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing including whether a future competitor seeks an interchangeability designation for a biosimilar of one of our products. Under the BPCIA as well as state pharmacy laws, only so-called “interchangeable” biosimilar products are considered substitutable for the reference biological product without the intervention of the healthcare provider who prescribed the original biological product. However, as with all prescribing decisions made in the context of a patient-provider relationship and a patient’s specific medical needs, healthcare providers are not restricted from prescribing biosimilar products in an off-label manner. In addition, a competitor could decide to forego the abbreviated approval pathway available for biosimilar products and to submit a full BLA for product licensure after completing its own preclinical studies and clinical trials. In such a situation, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its biological product as soon as it is approved.
In Europe, the European Commission has granted marketing authorizations for several biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies may be developing biosimilar products in other countries that could compete with our products, if approved.
If competitors are able to obtain marketing approval for biosimilars referencing our therapeutic candidates, if approved, our future products may become subject to competition from such biosimilars, whether or not they are designated as interchangeable, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our therapeutic candidates may have received approval.
We face regulation and potential liability related to the privacy, data protection and information security which may require significant resources and may adversely affect our business, operations and financial performance.
The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clinical subjects, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. For example, on May 25, 2018, the European General Data Protection Regulation, or the GDPR, went into effect, significantly increasing fining levels of up to 4% total worldwide annual turnover or up to €20 million (whichever is higher) for non-compliance with its requirements. We will be subject to the GDPR where we have a European Union presence or “establishment” (e.g. European Union based subsidiary or operations), when conducting clinical trials with European Union based data subjects (whether the trials are conducted directly by us or through a clinical vendor or partner) or offering approved products or services (if relevant) to European Union based data subjects (regardless of whether involving our European Union based subsidiary or operations).
The GDPR sets out a number of requirements that must be complied with when handling the personal data of such European Union based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g. access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and afford greater protection and require additional compliance obligations. Further, European Union member states have a broad right to impose additional conditions—including restrictions—on these data categories. This is because the GDPR allows European Union member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). As the European Union states continue to reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant European Union member states’ laws and regulations, including where permitted derogations from the GDPR are introduced.
We will also be subject to evolving European Union laws on data export, where we transfer data outside the European Union to group companies or third parties. The GDPR only permits exports of data outside the European Union where there is a suitable data transfer solution in place to safeguard personal data (e.g. the European Union Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (a) calls into question certain data transfer mechanisms as between the European Union member states and the U.S. (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the U.S. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and future actions of European Union data protection authorities are difficult to predict at the early date. Consequently, there is some risk of any of our data transfers from the European Union being halted.
Where we rely on third parties to carry out a number of services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse impact on our reputation and business. Any contractual arrangements requiring the transfer of personal data from the European Union to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance.
Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, while the Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area to the United Kingdom will remain lawful under GDPR. During the period of “transition” (i.e., until December 31, 2020), European Union law will continue to apply in the United Kingdom, including the GDPR, after which the GDPR will be converted into United Kingdom law. Beginning in 2021, the United Kingdom will be a “third country” under the GDPR.
In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and California Consumer Privacy Act of 2018, or CCPA), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators, and the privacy regulatory area is in constant flux. The state of California, for example, has adopted the CCPA, which went into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for residents of the State of California, imposing special rules on the collection of personal information from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. An initiative called the California Privacy Rights Act, or CCPA 2.0, will be voted on in California on November 2, 2020 and its future application could impact our operations or that of our collaborators. Other states have been considering legislation similar to the CCPA, and several federal privacy proposals are under consideration in the current session of Congress.
In recent years, U.S. and European lawmakers and regulators have expressed concern over electronic marketing. In the European Union, marketing is defined broadly to include any promotional material and the rules specifically on e-marketing are currently set out in the ePrivacy Directive which will be replaced by a new ePrivacy Regulation.

While the ePrivacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process and commentators now expect it to be adopted in 2021. The current draft of the ePrivacy Regulation imposes strict opt-in e-marketing rules with limited exceptions to business to business communications and significantly increases fining powers to the same levels as GDPR (see above).
We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations, particularly relating to biopharmacy and/or scientific research that may require compliance with their rules pertaining to privacy and data security.
The introduction of the GDPR, and any resultant changes in European Union member states’ national laws and regulations and the ePrivacy Regulation, will increase our compliance obligations and will necessitate the review and implementation of policies and processes relating to our collection and use of data. This increase in compliance obligations could also lead to an increase in compliance costs which may have an adverse impact on our business, financial condition or results of operations.
If any person, including any of our employees, clinical vendors or partners or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our clinical subject, clinical investigator or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. As above, under the GDPR there are significant new punishments for non-compliance which could result in a penalty of up to 4% of a firm’s global annual revenue.
Applicable laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we could be required to pay significant fines and penalties, our reputation may be harmed and we may be forced to change the way we operate. That could require us to incur significant expenses or to discontinue certain services, which could negatively affect our business.
We are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic has caused us to modify our business practices, including in certain cases allowing office-based employees in the United States to work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies. A breakdown, invasion, corruption, destruction or breach of our technology systems, including the cloud technologies that we utilize, and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. Our technology systems, including the cloud technologies that we utilize, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems, including the cloud technologies that we utilize, may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients, customers or other business partners, may be exposed to unauthorized persons or to the public.
Cyber-attacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies could heighten these and other operational risks, and any failure by cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information.

While we continue to build and improve our systems and infrastructure, including our business continuity plans, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches. Further, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our business, financial condition or results of operations.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
Our application for the PPP Loan could in the future be determined to have been impermissible which could result in damage to our reputation or adversely impact our business.
In May 2020, we received proceeds of approximately $1.9 million from a loan under the Paycheck Protection Program, or the PPP Loan, of the CARES Act and was repaid in full in October 2020.
In applying for the PPP Loan, we were required to certify, among other things, that the then current economic uncertainty made the PPP Loan necessary to support our ongoing operations and that we did not, together with our affiliates, then employ more than 500 employees. We made these certifications in good faith after analyzing, among other things, our current business activity and our ability to access other sources of liquidity sufficient to support our ongoing operations in a manner that would not be significantly detrimental to our business. We believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan was consistent with the broad objectives of the PPP of the CARES Act. The certification regarding necessity described above did not at the time contain any objective criteria and continues to be subject to interpretation. If, despite our good-faith belief that we satisfied all eligibility requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to civil, criminal and administrative penalties. Any violations or alleged violations may result in adverse publicity and damage to our reputation, a review or audit by the U.S. Small Business Administration or other government entity, or claims under the False Claims Act. These events could consume significant financial and management resources and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Use of net operating loss carryforwards may be limited and U.S. federal income tax reform could adversely affect us.
Our ability to utilize our net operating loss, or NOL, carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Corresponding rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the IPO or other transactions, or any resulting limitations, if any, on our ability to utilize our NOL carryforwards and other tax attributes. Even if there is no limitation on utilization of our NOL carryforwards as the result of an ownership change, the utilization of NOL carryforwards originating from a loss incurred in a year after 2017 is limited and may reduce taxable income in any post-2020 year by no more than 80% of the pre-NOL taxable income in such year. If we earn taxable income in a future year, such limitations on utilization of NOL carryforwards could result in increased future tax liability to us and our future cash flows could be adversely affected.
New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. United States federal legislation affecting the tax laws was enacted in December 2017 (the Tax Cuts and Jobs Act, or TCJA), March 2020 (the Families First Coronavirus Response Act), and again in March 2020 (the CARES Act). We cannot estimate how the changes in tax law from this legislation will affect our tax liability in future years, but we have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets.
Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.
If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
We maintain quantities of various flammable and toxic chemicals in our facilities in La Jolla, California required for our research and development activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these hazardous materials in our La Jolla facilities comply with the relevant guidelines of La Jolla, the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Any insurance coverage we have may not be sufficient to cover these liabilities. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations which would adversely affect our business.
Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
Our future growth may depend, in part, on our ability to develop and commercialize our therapeutic candidates, if approved, in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our therapeutic candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our therapeutic candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our therapeutic candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our therapeutic candidates and ultimately commercialize our therapeutic candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries. We may need to rely on third parties to market, distribute and sell our products in foreign markets.
Risks Related to Ownership of Our Common Stock
We do not know whether an active, liquid and orderly trading market will continue for our common stock or what the market price of our common stock will be and as a result it may be difficult for you to sell your shares of our common stock.
Prior to our IPO in August 2020, there was no public market for shares of our common stock. Shares of our common stock only recently began trading on the Nasdaq Global Market, but we can provide no assurance that we will be able to sustain an active trading market for our shares. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.
We expect that our stock price may fluctuate significantly.
The trading price of shares of our common stock may be highly volatile and could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:
•results of our clinical trials and preclinical studies or those of our competitors;
•the success of competitive products or technologies;
•regulatory or legal developments in the United States and other countries;
•the level of expenses related to our therapeutic candidates or development programs;
•changes in the structure of healthcare payment systems; actual or anticipated fluctuations in our financial condition and operating results;
•announcements by us, our partners or our competitors of new therapeutics or therapeutic candidates, significant contracts, strategic partnerships, joint ventures, collaborations, commercial relationships or capital commitments;
•failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•issuance of new or updated research or reports by securities analysts or recommendations for our stock;
•disputes or other developments related to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•commencement of, or our involvement in, litigation;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•manufacturing disputes or delays;
•any future sales of our common stock or other securities;
•any change to the composition of the board of directors or key personnel;
•expiration of contractual lock-up agreements with our executive officers, directors and security holders;
•general economic conditions and slow or negative growth of our markets;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•announcement or expectation of additional debt or equity financing efforts; and
•circumstances and market conditions relating to the COVID-19 pandemic.
These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance. In addition, the stock market in general, and life science companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have on occasion instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

Our executive officers, directors and holders of more than 5% of our capital stock own a significant percentage of our stock and will be able to exercise significant control over matters subject to stockholder approval.
As of September 30, 2020, our executive officers, directors and holders of more than 5% of our capital stock beneficially owned approximately 55.0% of our shares of common stock outstanding. Accordingly, this group of stockholders will continue to have significant control over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
Future sales of our common stock in the public market could cause our stock price to fall.
Our stock price could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of September 30, 2020, we had 37,710,190 shares of common stock outstanding. Of these shares, the 8,050,000 shares sold in our IPO are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, or Rule 144.
The holders of the remaining 29,660,190 shares of common stock, or 78.7% of our outstanding shares of common stock, are currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters. The lock-up agreements will expire 180 days from the date of the prospectus for our IPO (or February 14, 2021), subject to earlier release of all or a portion of the shares subject to such agreements by our underwriters in their sole discretion. These shares will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting and the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
In addition, we have filed a registration statement on Form S-8 under the Securities Act registering the issuance of 3,000,000 shares of our common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under the registration statement on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lockup agreements described above, and, in the case of our affiliates, the restrictions of Rule 144.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances, and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us issues an adverse opinion about our company, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the public markets, which could cause our stock price or trading volume to decline.
The Nasdaq Stock Market may delist our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our common stock is listed on the Nasdaq Global Market. We cannot assure you that, in the future, our securities will meet the continued listing requirements to be listed on the Nasdaq Global Market. If the Nasdaq Stock Market delists our common stock, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•a limited amount of news and analyst coverage for our company; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. The 2020 Loan Agreement and future debt financing agreements may require us to have the lender’s permission before declaring dividends on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial statements and other public reporting, which would harm our business and the trading price of our common stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning in the year following the first required annual report.
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures.
We cannot assure you that there will not be material weaknesses or significant deficiencies identified in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. In the future, if we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
When we lose our status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, and once we become an “accelerated filer” as defined in the Exchange Act our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years from the closing of our initial public offering. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
We will incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this legislation, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance as compared to when we operated as a privately held company. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
We are an “emerging growth company” and a “smaller reporting company”, and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company” under SEC regulations. For so long as we remain an emerging growth company or smaller reporting company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” or “smaller reporting companies.” These exemptions include reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As long as we remain an emerging growth company (and thereafter for so long as we remain a non-accelerated filer), these exemptions also include an exemption from the auditor attestation requirements of Section 404. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of our emerging growth company election and smaller reporting company status, investors may view our financial statements as not comparable to some other public companies. We cannot predict if investors will find our common stock less attractive because we may rely on certain of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company or a smaller reporting company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO (December 31, 2025); (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. In addition, we will continue to be a smaller reporting company as long as we (a) have less than $250 million in public float (based on our common equity) measured as of the last business day of our most recently completed second fiscal quarter, or (b) have annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available and have no public float or public float of less than $700 million (based on our common equity).
Anti-takeover provisions contained in our restated certificate of incorporation and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our restated certificate of incorporation, restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:
•authorizing our board of directors to issue up to 15,000,000 shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as our board of directors may determine;
•specifying that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors or our Chief Executive Officer and that our stockholders may not act by written consent;
•establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
•providing that our board of directors may create new directorships and that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•establishing that our board of directors is divided into three classes—Class I, Class II, and Class III—with each class serving staggered three-year terms;
•providing that our board of directors may amend our restated bylaws without stockholder approval; and
•requiring a super-majority of votes to amend certain of the above-mentioned provisions.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.
Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware, or the Chancery Court, or the federal district court for the District of Delaware, or the District Court of Delaware, or the other federal district courts of the United States as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation requires, unless we otherwise consent, that the Chancery Court will, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law (subject to the Chancery Court having personal jurisdiction over the indispensable parties named as defendants): (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers and employees to us or our stockholders, (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or employees of the Company , arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Chancery Court, or (vi) any action or proceeding asserting a claim against us, or our directors, officers or employees, governed by the internal affairs doctrine. If the Chancery Court does not have jurisdiction for these actions or proceedings, then the actions or proceedings must be brought in a state court located in the State of Delaware. If these state courts also do not have jurisdiction, these actions or proceedings must be brought in the District Court of Delaware. These limitations in our amended and restated certificate of incorporation will not apply to actions brought to enforce a duty or liability created by the Securities Act, the Exchange Act or to any claim for which the federal courts have exclusive jurisdiction. However, our amended and restated certificate of incorporation also provides that, unless we otherwise consent in writing, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. In addition, any person holding, owning or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. These Delaware and federal court choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Chancery Court or the District Court of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the jurisdiction. The Chancery Court or the District Court of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs, which could have a material adverse effect on our business, financial condition or results of operations.
On March 18, 2020, the Delaware Supreme Court ruled that provisions of a Delaware corporation’s certificate of incorporation that designate a federal forum for securities claims brought pursuant to the Securities Act, or federal forum provisions, are valid and enforceable under Delaware law, or the March 2020 Ruling. Various U.S. Supreme Court cases offer support for the argument that federal forum provisions do not violate federal policy. However, the March 2020 Ruling applies only to claims brought in Delaware state courts, and it is not binding on any other state court or the federal courts. Therefore, we are unable to predict whether a state court in any other state or a federal court would enforce a federal forum provision such as the one set forth in our amended and restated certificate of incorporation.

We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Securities
The following sets forth information regarding all unregistered securities sold from July 1, 2020 (share and per share amounts give effect to a one-for-1.7382 reverse stock split, effected on August 11, 2020) through September 30, 2020:
(1) We granted stock options to purchase an aggregate of 52,641 common shares at a weighted average exercise price of $19.98 per share to employees under our 2017 Equity Incentive Plan and to directors pursuant to our Non-Employee Director Compensation Policy. These were granted in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Rule 506 promulgated thereunder as a transaction not involving any public offering.
(2) On August 21, 2020, immediately prior to and in connection with the completion of our IPO, all shares of our then-outstanding convertible preferred stock automatically converted into 7,211,086 shares of our common stock. The common stock was issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) or Section 4(a)(2) of the Securities Act.
(3) On August 21, 2020, immediately prior to and in connection with the completion of our IPO, all of our then-outstanding convertible notes automatically converted into 4,294,603 shares of our common stock. The common stock was issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) or Section 4(a)(2) of the Securities Act.
(4) On August 21, 2020, immediately prior to and in connection with the completion of our IPO, our outstanding warrants issued to Oxford for purchase of our preferred stock automatically converted into warrants for purchase of 7,354 shares of our common stock. These were granted in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Rule 506 promulgated thereunder as a transaction not involving any public offering.
(b) Use of Proceeds
On August 18, 2020, the SEC declared effective our registration statement on Form S-1 (File No. 333-240135), as amended, filed in connection with our IPO. Our IPO closed on August 21, 2020, and we issued and sold 8,050,000 shares of our common stock at a price to the public of $17.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from our IPO of $136.9 million, before deducting underwriting discounts, commissions and offering costs of $11.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
The joint book-running managing underwriters of the offering were Jefferies LLC, Evercore Group L.L.C. and Credit Suisse Securities (USA) LLC, with LifeSci Capital as Co-Manager.
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank deposits and money market funds. Through September 30, 2020, we have used a portion of the net proceeds from our IPO for general corporate purposes, including the preclinical and clinical development of our programs. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
PPP Loan Repayment
In October 2020, after receiving proceeds from its IPO, the Company repaid its PPP Loan in full. As of the repayment date, the Company had accrued approximately $7,400 of interest, for a total repayment of $1.9 million. As discussed in Note 4, there were no prepayment penalties associated with the payment of the loan prior to maturity.
Amendment to the 2020 Loan Agreement with Oxford
On November 12, 2020, the Company entered into the First Amendment to the 2020 Loan Agreement with Oxford (the “2020 Loan Amendment”). The 2020 Loan Amendment provides for two additional tranches of term loans in an aggregate principal amount of up to $40.0 million, as follows: (a) the second tranche in an aggregate principal amount of $20.0 million, funded upon the closing of the 2020 Loan Amendment (“Tranche B”), and (b) the third tranche in an aggregate principal amount of $20.0 million to fund on or before September 30, 2021, subject to the initiation of a registration-enabling trial for the Company’s therapeutic candidate, INBRX-109, in chondrosarcoma, pursuant to the terms of the 2020 Loan Amendment (“Tranche C”). Tranche B and Tranche C are in addition to the first tranche of term loans in an aggregate principal amount of $10.0 million, which was funded on July 15, 2020. In accordance with the 2020 Loan Amendment, the Company paid a one-time first amendment fee of $0.7 million. The terms of the first tranche under the 2020 Loan Agreement were modified to align with Tranche B pursuant to the 2020 Loan Amendment.
The outstanding term loan will mature on November 1, 2025 (the “Amended Maturity Date”) and bears interest at a floating per annum rate equal to the greater of (1) 7.96% and (2) the sum of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (ii) 7.80%. The repayment schedule provides for interest-only payments until January 1, 2024. Upon funding of Tranche C, the interest-only payments may be extended by 12 months to January 1, 2025. The interest-only period is followed by 23 months of equal payments of principal and interest, or if the interest-only period is extended, by 11 months of equal payments of principal and interest. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. The Company has the option to prepay the outstanding balance of the term loan in full prior to the Amended Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending on the timing of the prepayment. All other terms of the original 2020 Loan Agreement remain outstanding.

Item 6. Exhibits.
(a) Exhibits.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT	FILED HEREWITH	FORM	INCORPORATED BY REFERENCE FILE NO.	DATE FILED
3.1	Amended and Restated Certificate of Incorporation		8-K	001-39452	8/21/2020
3.2	Amended and Restated Bylaws		8-K	001-39452	8/21/2020
4.1	Form of Common Stock Certificate of the Registrant		S-1	333-231907	6/3/2019
4.2^	Form of Warrant to Purchase Stock by and between the Registrant and Oxford Finance LLC		S-1	333-240135	7/28/2020
10.1Δ	Form of Indemnification Agreement		S-1	333-240135	7/28/2020
10.2Δ	Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan (effective upon completion of the initial public offering)		S-1/A	333-240135	8/12/2020
10.3Δ	Form of Stock Option Grant Notice under the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan (effective upon completion of the initial public offering)		S-1	333-231907	6/3/2019
10.4Δ	Form of Restricted Stock Agreement under the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan (effective upon completion of the initial public offering)		S-1	333-231907	6/3/2019
10.5Δ	Non-Employee Director Compensation Policy		S-1	333-240135	7/28/2020
10.6Δ	Amended and Restated Executive Employment Agreement, effective as of August 7, 2020, by and between the Registrant and Mark Lappe		S-1/A	333-240135	8/12/2020
10.7Δ	Amended and Restated Executive Employment Agreement, effective as of August 7, 2020, by and between the Registrant and Klaus Wagner, M.D., Ph.D.		S-1/A	333-240135	8/12/2020
10.8Δ	Amended and Restated Executive Employment Agreement, effective as of August 7, 2020, by and between the Registrant and Brendan Eckelman, Ph.D.		S-1/A	333-240135	8/12/2020
10.9Δ	Executive Employment Agreement, effective as of August 7, 2020, by and between the Registrant and Kelly Deck		S-1/A	333-240135	8/12/2020
10.10Δ	Loan and Security Agreement, dated July 15, 2020, by and between the Registrant and Oxford Finance LLC		S-1	333-240135	7/28/2020
10.11	First Amendment to Loan and Security Agreement, dated November 12, 2020, by and between the Registrant and Oxford Finance LLC	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*    This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
^    Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
Δ    Management Compensation Plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INHIBRX, INC.

Date: November 13, 2020	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 13, 2020	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)