Form 10-K
period 2020-12-31
Inhibrx, Inc.
filed 2021-03-12
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Securities registered pursuant to Section 12(g) of the Act
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.                                 Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                     Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.           ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                Yes  ☐    No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐ No ☒
As of August 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $261.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $17.49 per share. The registrant has elected to use August 31, 2020 as the calculation date, as on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) the registrant was a privately-held concern.
As of February 28, 2021, the registrant had 37,747,664 shares of common stock outstanding.

Documents Incorporated By Reference
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

INHIBRX, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Annual Report of Inhibrx, Inc., or Inhibrx, or the Company (also referred to as “we,” “us,” and “our”) contains forward-looking statements that involve risks and uncertainties. Except as otherwise indicated by the context, references in this Annual Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “design,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to new information, actual results or to changes in our expectations, except as required by law.
You should read this Annual Report and the documents that we file with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.
This annual report includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this annual report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Part I.
Item 1. Business.
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
We currently have four programs in ongoing clinical trials, with the most advanced expected to initiate a registration-enabling trial in mid-2021. Three of these programs are for the treatment of various cancers, and one for the treatment of Alpha-1 Antitrypsin Deficiency, or AATD. Our most advanced therapeutic candidate, INBRX-109, is a tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, synovial sarcoma, mesothelioma and pancreatic adenocarcinoma. We plan to submit an amended Investigational New Drug Application, or IND, to the U.S. Food and Drug Administration, or the FDA, for INBRX-109 during March 2021. We expect to initiate a registration-enabling trial evaluating INBRX-109 in patients diagnosed with conventional chondrosarcoma around mid-2021. INBRX-106 is a hexavalent OX40 agonist, currently being investigated as a single agent and in combination with Keytruda, in patients with locally advanced or metastatic solid tumors. Both INBRX-109 and INBRX-106 programs are designed to achieve target agonism through precise control of therapeutic valency. INBRX‑105 is a conditional 4-1BB agonist, currently being investigated in patients with locally advanced or metastatic solid tumors, as a single agent and initiating in combination with Keytruda during the second quarter of 2021. Our fourth program, INBRX-101, is an optimized, recombinant alpha 1 antitrypsin, or AAT, augmentation therapy for AATD. We anticipate additional data releases from all four of our clinical programs in 2021.
Our Pipeline
We have developed a diverse pipeline of therapeutic candidates that are specifically designed to leverage the power of our core sdAb platform and protein engineering expertise, as shown below:

INBRX-109	INBRX-106	INBRX-105	INBRX-101
Tetravalent DR5 agonist	Hexavalent OX40 agonist	PD-L1x4-1BB tetravalent conditional agonist	AAT-Fc fusion protein

Program	Therapeutic Area	Target(s)/Format	STAGE OF DEVELOPMENT				Anticipated Next Milestones
			Preclinical	Phase 1	Phase 2	Phase 3
INBRX-109*	Oncology	DR5 Tetravalent Agonist
• Initiation of Trials-
◦Registration-enabling Phase 2 trial in conventional chondrosarcoma –Mid-2021^
◦Ewing combination cohort – Mid-2021

• Initial Data-
◦Mesothelioma and pancreatic adenocarcinoma chemotherapy combination cohorts – Q4 2021
◦Synovial sarcoma cohort (single agent) – 2H 2021
◦Ewing combination cohort –1H 2022

INBRX-106**	Oncology	OX40 Hexavalent Agonist					• Initial Data- ◦ Escalation with Keytruda – Q3 2021 ◦ Expansion with Keytruda cohorts – Mid-2022

INBRX-105**	Oncology	PD-L1 x 4-1BB Tetravalent Conditional Agonist					• Initial Data- ◦ Escalation with Keytruda cohorts – Q4 2021 ◦ Expansion with Keytruda cohorts – Q3 2022

INBRX-101***	Orphan/Respiratory	Neutrophil Elastase AAT-Fusion Protein					• Initial multiple ascending dose data – Q4 2021

__________________
*    Third party partnership with Chinese biotechnology company, Transcenta Holding, Ltd. (formerly Hangzhou Just Biotherapeutics Co., Ltd.), or Transcenta, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.
**    Third party partnership with Chinese biotechnology company, Elpiscience Biopharmaceuticals, Inc., or Elpiscience, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.
***    Commercialization and development rights outside of the United States and Canada, subject to an option agreement with Chiesi Farmaceutici S.p.A., or Chiesi.
^     The FDA granted fast track designation to INBRX-109 for the treatment of patients with unresectable or metastatic conventional chondrosarcoma in January 2021. Advancing INBRX-109 into registration-enabling randomized Phase 2 trials is contingent upon the FDA’s approval of the Company’s IND amendment, which is planned to be submitted in March 2021.
INBRX-109
INBRX-109 is a precisely engineered tetravalent sdAb-based therapeutic candidate that agonizes DR5 to induce tumor selective programmed cell death. The IND for INBRX-109 became effective in August 2018, and we initiated a three-part, Phase 1 clinical trial in the United States in November 2018. Part 1, the traditional single agent 3+3 dose escalation portion of this trial, was completed in August 2019, with enrollment of 20 patients. INBRX-109 was well-tolerated, with no significant toxicities observed at doses up to and including the maximum administered dose of 30 mg/kg. No maximum tolerated dose, or MTD, was reached.
In September 2019, we commenced Part 2 of this trial with single agent dose expansion cohorts, enrollment of which is still ongoing. During the fourth quarter of 2020, we initiated Part 3, chemotherapy combination cohorts, in malignant pleural mesothelioma and pancreatic adenocarcinoma. Initial data from the combination dose escalation cohorts are expected in the fourth quarter of 2021. As of February 2, 2021, we have enrolled over 104 patients in Part 1 and in the following cancer type specific cohorts: colorectal, gastric and pancreatic adenocarcinomas, malignant pleural mesothelioma, chondrosarcoma and synovial sarcoma.
In January 2021, the FDA granted fast track designation to INBRX-109 for the treatment of patients with unresectable or metastatic conventional chondrosarcoma, which is a serious, life-threatening medical condition with no currently approved effective systemic therapy options. We plan to initiate a registration-enabling Phase 2 trial with progression free survival as the primary endpoint in mid-2021.
We plan to investigate the therapeutic utility of INBRX-109 through a broad clinical development plan across difficult-to-treat cancers. Future clinical development of INBRX-109 may include combinations with additional chemotherapies and potentially synergistic agents in multiple solid tumors and hematologic malignancies. We are currently conducting preclinical studies with INBRX-109 and various rational combination agents, including targeted therapeutics and apoptotic pathway modulators, aimed at guiding our future clinical plans.

INBRX-106
INBRX-106 is a precisely engineered hexavalent sdAb-based therapeutic candidate targeting OX40 that has the potential to treat numerous cancer indications, both as a single agent and in combination. OX40, also known as TNFRSF4, is a member of the tumor necrosis factor receptor superfamily, or TNFRSF, and is predominately expressed on activated T-cells. Signaling through OX40 provides co-stimulation that promotes T-cell expansion, enhanced effector function and memory cell formation, and prevents activation induced cell death. Based on the capacity for OX40 signaling to enhance anti-tumor immunity in preclinical studies, there have been many efforts to therapeutically exploit this pathway for cancer immunotherapy.
To date, OX40 agonism has mainly been clinically explored with bivalent antibodies. We believe the lack of success with many of these prior attempts resulted from insufficient valency to achieve receptor clustering. We believe INBRX-106, a hexavalent therapeutic candidate with the ability to bind six OX40 molecules per molecule of drug, has the potential to achieve improved receptor clustering and downstream signaling. In preclinical studies, we have observed that INBRX-106 mediated T-cell co-stimulation and also reduced the suppressive activity of regulatory T-cells, with superior activity to bivalent comparators.
The IND for INBRX-106 became effective in June 2019, and we initiated a four-part Phase 1 clinical trial in the United States in December 2019. Part 1 of this trial, single agent dose escalation, was completed in January 2021 with enrollment of 20 patients. INBRX-106 was well-tolerated, without reaching an MTD up to the maximum administered dose of 3 mg/kg.
Part 2 of this trial, single-agent dose expansion, and Part 3 of this trial, dose escalation in combination with Keytruda, were both initiated in February 2021. Initial data from the combination dose escalation cohort of this trial is expected to be announced during the third quarter of 2021. We expect to initiate Part 4 of this trial, the combination expansion cohorts, upon the completion of Part 3 of this trial and to announce initial data from those combination expansion cohorts during the middle of 2022.
INBRX-105
INBRX-105 is a precisely engineered multi-specific sdAb-based therapeutic candidate that is designed to agonize 4-1BB selectively in the presence of PD-L1, which is typically found in the tumor microenvironment and associated lymphoid tissues. We believe that the unique format of INBRX-105, comprised of two PD-L1 targeting domains, each arranged adjacent to a 4-1BB targeting domain, will result in a selective PD-L1 targeted 4-1BB agonist. Based on the enrichment of PD-L1 expression in the tumor microenvironment, we believe INBRX-105 has the potential to selectively activate 4-1BB + T-cells in the tumor microenvironment, thus potentially overcoming the toxicity issues that have limited the success of prior 4-1BB agonists. PD-L1 is a validated biomarker for tumors with the potential for anti-tumor immune activation and thus we believe represents an ideal anchor antigen to drive 4-1BB agonism.
We initiated a four-part Phase 1 clinical trial in February 2019. Part 1, single-agent dose escalation, was completed with enrollment of 32 patients. Part 2, single-agent expansion, was initiated during the first quarter of 2021 and we expect to initiate Part 3 of this trial, escalation in combination with Keytruda, during the second quarter of 2021. We expect to announce initial data from Part 3 of this trial during the fourth quarter of 2021 and Part 4 of this trial, Keytruda combination expansion cohorts, during the third quarter of 2022.
INBRX-101
INBRX-101 is a precisely engineered recombinant human AAT-Fc fusion protein therapeutic candidate, in development for the treatment of AATD. The current standard of care for patients with AATD has been unchanged for decades and relies on weekly infusions of plasma derived AAT, or pdAAT, therapeutics. In spite of the frequent dosing, this therapy is incapable of maintaining serum AAT levels in the normal range for individuals affected by the disease.
Combining proprietary protein engineering with robust process development in INBRX-101, we are seeking to overcome the previous challenge in this field of maintaining the function of recombinant AAT, while manufacturing at commercial scale. We believe INBRX-101 has the potential to be dosed every three weeks, while maintaining patients in the normal range of AAT exposure. This would be a significant improvement for patients, currently receiving weekly infusions and sub-optimal augmentation.

The IND for INBRX-101 became effective in November 2018, and we initiated a Phase 1 dose escalation clinical trial in July 2019. As a result of the COVID-19 pandemic, we temporarily suspended enrollment for this trial but resumed recruitment during the fourth quarter of 2020. This temporary suspension was not a result of an observation of adverse events and was solely related to circumstances relating to the COVID-19 pandemic. Assuming enrollment continues as we currently anticipate, we expect to complete the multi-dose cohorts during the fourth quarter of 2021.
In May 2019, we entered into an option agreement, as amended in August 2019, or the Chiesi Option Agreement, with Chiesi, pursuant to which we granted Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada following completion of the Phase 1 trial.
Our Leadership Team
We have assembled a team with deep scientific and clinical experience in discovering and developing protein therapeutics. Our in-house capabilities span the disciplines of discovery, protein engineering, cell biology, translational research, chemistry, manufacturing and controls, or CMC, and clinical development. Members of our team bring experience from multiple organizations including Genentech, Inc., Gilead Sciences, Inc., Merck & Co. and Novartis AG. Our board of directors is comprised of individuals with proven business and scientific accomplishments and significant operating knowledge of our company.
Our Strategy
Our mission is to discover and develop effective biologic treatments for people with life-threatening conditions and to evolve Inhibrx into a commercial-stage biotechnology company with a differentiated and sustainable product portfolio by focusing on the following:
Rapidly advance and optimize the clinical development of our lead programs.
We are focused on rapidly advancing our four therapeutic candidates, each with key clinical data readouts expected in 2021 and 2022. To augment our U.S.-centric clinical strategy for our oncology therapeutic candidates, we have formed collaborations in China designed to provide access to patient populations for clinical trials not readily available in the United States, including treatment-naïve patients, and to facilitate rapid patient enrollment with the goal of generating more robust early clinical data. We believe this harmonized clinical strategy may allow us to accelerate our development timelines. In addition, for each of our therapeutic candidates, should single agent efficacy be demonstrated, we plan to maximize the potential benefit to patients by broadly exploring combinations with standard of care agents and other rational combination agents.
Apply our sdAb platform and other protein technologies to create differentiated therapeutics in focused disease areas with particular emphasis on oncology.
We have developed an sdAb platform and other protein technologies that we believe can be applied to meet the specific challenges of complex target biology. Our current pipeline is focused on oncology and orphan diseases. We plan to focus our internal clinical development where we believe we can create solutions to address the challenges of both validated and novel targets and generate differentiated therapeutics that can be advanced efficiently through clinical development.
Maintain our culture of innovation, execution and efficiency.
Over the last 11 years we have successfully built an innovative culture that encourages scientific risk-taking within the bounds of our data-driven philosophy. This enables our research and development team to discover numerous promising preclinical candidates cost effectively, from which we select what we believe are highly differentiated programs for clinical development.
Maximize the potential of our therapeutic pipeline by retaining rights as well as selectively entering into additional strategic partnerships depending on the therapeutic candidate, indication and geography.
We have a disciplined strategy to maximize the potential of our therapeutic pipeline by retaining development and commercialization rights to those therapeutic candidates, indications and geographies that we believe we can develop and eventually commercialize successfully and efficiently on our own if they are approved, while also seeking to enter into additional strategic partnerships where we believe partnering will accelerate our development timelines and/or maximize the worldwide commercial potential of any approved therapeutic candidates. For example, we have granted Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada following completion of the Phase 1 trial. In addition, we are currently party to license agreements for the development and, if approved, commercialization of INBRX-105, INBRX-106 and INBRX-109 solely in China, Hong Kong, Macau and Taiwan. We otherwise possess the worldwide rights to these candidates. Where appropriate, we plan to seek to enter into additional strategic partnerships with the goal of maximizing the potential of our therapeutic pipeline.
Selectively enter into additional strategic partnerships to maximize the potential of our protein engineering technologies in non-core areas or indications ancillary to oncology.
We believe that the broad potential of our protein engineering technologies, coupled with our strong intellectual property portfolio, can lead to the generation of multiple additional novel product candidates addressing a wide range of therapeutic areas. For example, we licensed our sdAb technologies for specific binders to bluebird bio, Inc., or bluebird, for use in cell therapy. Moreover, we have several preclinical programs focused on non-oncology indications that we are actively seeking to license. Where appropriate, we plan to continue to seek to opportunistically enter into additional strategic partnerships in areas that are considered non-core or indications ancillary to oncology to maximize the potential of our technology platform.
Our Approach
With the goal of addressing unmet medical needs, we leverage our deep understanding of target biology and innovative protein engineering technologies to create therapeutic candidates with attributes and mechanisms of action that are superior to current approaches and applicable to a range of challenging, validated targets with high potential.
Our proprietary sdAb platform allows us to address complex target biology where other biologic approaches have failed or are sub-optimal. Our precision engineering enables the generation of therapeutic candidates with defined valencies and specificities, which we believe can result in optimal mechanisms of action. Initially, we have focused on applying these technologies to targets with clinically validated mechanistic rationales but where prior approaches have lacked sufficient therapeutic activity or safety.
Our clinical pipeline is enabled by our protein and process engineering capabilities, and includes therapeutic candidates in the following categories:
•INBRX-109 and INBRX-106 utilize our multivalent formats, for which the precise valency was optimized in a target-centric way to mediate what we believe to be the most appropriate agonist function;
•INBRX-105’s mechanism of action is enabled by a multi-specific format that we believe enables PD-L1 targeted 4-1BB agonism; and
•INBRX-101 seeks to maintain the natural function of AAT in a recombinant format, optimized for less frequent dosing and greater potential therapeutic activity as compared to pdAAT.
Conventional Antibodies and Their Limitations
Antibodies are multifunctional, Y-shaped proteins, made up of a pair of interacting heavy and light chains to form a symmetric, dimeric molecule with 4 total protein chains. Each arm of the antibody contains an antigen binding region (also referred to as the variable fragment, or Fv), which consists of both a heavy and light variable domain, or VH and VL, respectively, held together through interaction of constant domains. The Fc portion of the heavy-chain constant domain extends the half-life of the antibody in circulation and has the potential to modulate the function of immune cells through interaction with various Fc receptors found on the surface of cells of the immune system.
We believe that antibody Fv domains are not optimal building blocks for multispecific and multivalent therapeutics due to the extensive protein engineering required to ensure the correct pairing of the appropriate VH and VL domains to construct functional Fvs.
One common approach used to achieve correct pairing is the production of single chain variable fragments, or scFvs, which are generated by combining the VH and VL domain antigen binding domains using a flexible linker. Despite the addition of this linker, VH or VL sequences within an scFv have the propensity to errantly pair with a neighboring scFv, and can lead to disruption of proper Fv formation or aggregation. This issue can be exacerbated in constructs that contain multiple scFvs, with each entity requiring significant up-front optimization. These formatting challenges may restrict broad applicability of this technology.
To address these limitations, we have developed our sdAb platform to enable the streamlined production of protein formats with multiple antigen specificities. sdAbs are conceptually similar to the VH domain of a conventional antibody but do not contain nor require a paired VL domain, as shown in the image below. Denoted as heavy-chain only antibodies, sdAbs are half the molecular weight of an ScFv, but maintain specific target binding with an affinity range that is comparable to those achieved by conventional antibodies. sdAbs are derived from heavy-chain only antibodies that are naturally produced by animals in the camelid family, which includes camels, alpacas and llamas. Unlike the antibody systems of other mammals, a subset of the camelid antibody repertoire is composed of heavy-chain only antibodies that can be miniaturized into sdAbs. Modular in nature, they can be linked to a constant domain to capture half-life extending and immune cell modulating function. We believe that the small size of sdAbs, along with their stable nature and simple structure, make them ideal building blocks to construct novel biologics with multiple specificities and functions.
Comparison of Conventional Antibody and Single Domain Antibody Structure

Basic Binding Unit:
VH/VL Pair (Fv) ~25kDa
Conventional Antibody
Fv
VH
VL
Fc
Basic Binding Unit:
Single Domain Antibody
~12-15kDa
Heavy Chain Only
Antibody
sdAb
Fc

Overview of Our sdAb Platform Technology
sdAbs provide a small, simple, modular target binding domain that can be combined in a variety of ways to meet the unique needs of each biological target. We have deep domain expertise surrounding discovery, humanization and optimization of sdAbs and their incorporation into unique configurations enabling the generation of therapeutic candidates with favorable drug-like properties and differentiated mechanisms of action. We have created various multivalent and multispecific therapeutic formats that are each designed to achieve unique functions specifically tailored to the requirements of a given biological target, including the ability to:
•effectively cluster receptors with precisely defined valency;
•simultaneously engage multiple antigens or epitopes;
•combine synergistic functions in a single molecule; and
•restrict therapeutic activity to specific micro environments in the body.

While the benefits of sdAb proteins are well documented, the presence of pre-existing anti-drug antibodies in human serum may limit the broad use of these agents as therapeutics. We have developed a series of patented modifications to our humanized sdAb scaffold that are designed to eliminate recognition by these pre-existing anti-drug antibodies, without compromising affinity, specificity or stability of the sdAb. We believe this improvement, combined with our extensive knowledge of the structural nuances of sdAbs, will enable the streamlined development of therapeutic candidates with favorable biophysical properties, and will greatly extend the utility and applicability of our sdAb platform. Through our experience, we have found that our sdAb-based therapeutic candidates can be readily manufactured at high yields with established processes used to produce therapeutic proteins.
Overview of Our Multivalent Agonists
Cell surface receptors often require clustering to induce activation and effect downstream signaling. Receptors that require clustering are inherently difficult targets for conventional bivalent therapeutic antibodies, which are limited to interaction with no more than two receptors per molecule. In preclinical studies, we and third parties have observed that increased valency enhances receptor clustering and achieves the desired agonism of specific targets. Our sdAb platform enables us to build therapeutic candidates with a defined number of binding domains, customized to the valency requirements of a given target. We believe this precise protein engineering will increase the potential to achieve optimal clinical benefit by appropriately engaging these clustering-dependent receptors. Using our sdAb platform, we have developed higher order, multivalent antibodies that target TNFRSF agonists, as described below, that contain four (tetravalent) or six (hexavalent) antigen binding domains. Our multivalent therapeutic candidates are generally smaller than conventional antibodies and other multivalent formats that utilize fusions of natural ligands or immunoglobulin M-based, or IgM-based, constant regions, which we believe may confer advantages in the clinic.

INBRX-109
INBRX-109 is a precisely engineered tetravalent sdAb-based therapeutic candidate targeting DR5. DR5 activation induces cancer-specific programmed cell death. The valency of INBRX-109 was selected to maximize the therapeutic index. In patients treated with INBRX-109 to date in our Phase 1 clinical trial, we have observed signs of single agent activity in serious, life-threatening medical conditions that have limited treatment options. In particular, there are no FDA-approved systemic therapies for unresectable or metastatic conventional chondrosarcoma. In addition to the development of INBRX-109 as a single agent, we have initiated cohorts with INBRX-109 in combination with chemotherapies in two solid tumor indications. We continue to conduct preclinical studies with INBRX-109 in combination with various rational combination agents, including targeted therapeutics and apoptotic pathway modulators, aimed at guiding these future clinical plans.
Background on DR5
Apoptosis is a critical process for maintaining healthy tissue homeostasis, but this process is frequently altered in cancer patients leading to the accumulation of malignant cells. Apoptotic signaling pathways are tightly regulated by the balance of pro- and anti-apoptotic factors, and their therapeutic modulation has the potential to be exploited for the treatment of cancer. Targeting anti-apoptotic proteins has been a clinically successful strategy. For example, Venetoclax, an inhibitor of B-cell lymphoma 2, or Bcl-2, was approved by the FDA for the treatment of chronic lymphocytic leukemia in 2016.
Alternatively, we believe therapeutically targeting pro-apoptotic proteins such as DR5, a TNFRSF member, also known as tumor necrosis factor-related apoptosis-inducing ligand, or TRAIL, receptor 2, is a promising oncology treatment strategy. DR5 signaling is induced by clustering of multiple receptors, which initiates an apoptotic signaling pathway resulting in cell death. The strength of apoptotic signaling is proportional to the degree of DR5 clustering. Importantly, although DR5 is expressed throughout the body, cancer cells have been shown to be more sensitive to DR5 signaling compared to healthy cells of normal tissues.
The promise of inducing cancer-specific cell death has led to extensive efforts by pharmaceutical and biotechnology companies to therapeutically exploit the DR5 pathway for the treatment of cancer. These initial efforts centered around developing recombinant versions of the DR5 ligand, TRAIL, and agonistic bivalent DR5 antibodies. Despite demonstrated clinical safety as single agents and in combination with chemotherapies, these first generation DR5 agonists failed to meet clinical efficacy endpoints. We believe these failures were caused by insufficient clustering of DR5, which is necessary for activation of this pathway.
The prospect of improved efficacy through enhanced DR5 clustering led to the development by a third party of TAS266, a tetravalent DR5 agonist comprised of four DR5 binding sdAbs. This therapeutic candidate showed significantly more potency as compared to the previous generations of DR5 agonists. TAS266 was evaluated preclinically in over 600 human cancer cell lines and demonstrated the greatest activity for mesothelioma, gastric cancer, colorectal cancer, pancreatic cancer and non-small cell lung cancer. Despite these preclinical data, an initial clinical trial indicated that TAS266 caused dose-limiting liver toxicity, or hepatotoxicity. Subsequent analysis suggested pre-existing anti-sdAb antibodies, or PE-ADAs, to TAS266 led to the hyper-clustering of TAS266, adversely increasing the effective valency of the drug candidate and causing apoptosis of liver cells. These findings highlight the importance of tightly controlling valency when developing a drug candidate against this high potential oncology target.
Our Solution - INBRX-109
INBRX-109 is a tetravalent agonist of DR5 that we designed with our sdAb platform to drive cancer-selective programmed cell death and to maximize potency while minimizing on-target liver toxicity arising from hepatocyte apoptosis. We believe INBRX-109 has the potential to overcome the limitations of previous DR5 agonists. As shown in the diagram below, INBRX-109 is comprised of four DR5 targeted sdAbs fused to an Fc region that has been modified to prevent Fc receptor interactions. In preclinical studies, we have observed that INBRX-109 has the ability to potently agonize DR5 through efficient receptor clustering, causing cancer cell death. Based upon the observation that TAS266 induced hepatotoxicity in a Phase 1 clinical trial, hepatocytes appear to be a non-cancerous cell type particularly sensitive to DR5 agonism. We have engineered INBRX-109 with our proprietary sdAb modifications to reduce recognition by pre-existing anti-drug antibodies in humans, which can lessen the potential for hyper-clustering.
INBRX-109: Tetravalent DR5 Agonistic Antibody
We measured the ability of INBRX-109 to kill cancer cells at various antibody concentrations, and compared INBRX-109 to other DR5 binding test articles including a bivalent DR5 antibody and a trivalent TRAIL protein. The figure below shows the viability of the human chondrosarcoma cell line, H-EMC-SS, on the vertical Y-axis, and a range of test article concentration on the horizontal X-axis in nanomolar, or nM, units. This assay was used to measure whether these test articles kill cancer cells by reducing the viability from approximately 100% down toward 0%, and also to measure the minimal concentration of test article needed to kill these cancer cells. We observed that only test articles that bound three or more DR5 molecules killed this cancer cell line, while the bivalent conventional antibody did not have any effect. Additionally, we found that the tetravalent DR5 agonist, INBRX‑109, killed H-EMC-SS cells at concentrations over 100 times lower than trivalent TRAIL. Our preclinical data and early clinical data indicate INBRX‑109 may be substantially more potent than recombinant TRAIL or conventional DR5 antibodies previously studied in clinical trials.
Impact of Valency on DR5 Induced Tumor Cell Death

Cell Death Chondrosarcoma Cell Line:
H-EMC-SS
% Viability
100
75
50
25
0
0.00001
0.0001
0.001
0.01
0.1
1
10
100
Concentration (nM)
Anti-DR5 mAb
(Bivalent)
TRAIL
(Trivalent)
INBRX-109
(Tetravalent)

The anti-tumor activity of INBRX-109 was further assessed in multiple in vivo xenograft models using primary patient-derived, or PDX, tumors or cancer cell lines. In these models, immunodeficient mice were engrafted with either human primary tumor cells or the tumor cell lines. For example, mice bearing tumors of Colo-205 were treated with different doses of INBRX-109 when their tumors reached an average size of about 300 mm3. As shown in the image below, we observed that tumor volume was reduced in mice treated with a single dose of INBRX-109 as low as 0.1mg/kg, administered intravenously, as compared to vehicle-treated mice. Additionally, mice bearing tumors of chondrosarcoma PDX were treated intravenously with 1 mg/kg of INBRX-109 when their tumors reached an average size of about 220 mm3. As shown in the second image below, we observed that tumor volume was reduced in mice treated with three doses of INBRX-109.
Colo-205 Dose Response
The observed clinical hepatotoxicity of hyper-clustered TAS266 highlights the importance of valency toward the therapeutic index of DR5 agonism. We developed an in vitro human hepatocyte assay, that enables us to compare constructs of different valencies and the impact of PE-ADA recognition on hepatocyte viability. Shown below as percentage viability, in this assay, a hexavalent construct, Hex-1F5, composed of six DR5 binding domains, was found to mediate significant hepatocyte death. Additionally, an analog of TAS266 caused the death of human hepatocytes in the presence of pooled immunoglobulins known to contain PE‑ADAs, that recognize single domain antibodies, while meaningful hepatocyte death with INBRX-109 was not observed. We believe that the hepatocyte death mediated by TAS266 observed in this assay was due to hyper-clustering of TAS266 by the PE-ADAs and resulted in an increase in the functional valency. Furthermore, the finding of hepatocyte cell death with the hexavalent DR5 agonist represents a collapsing of the therapeutic index as compared to a tetravalent agonist. We believe our assay provides meaningful evidence of an upper bound of the optimal valency and that a tetravalent agonist with reduced recognition by PE-ADAs is the preferred therapeutic strategy for exploiting the DR5 pathway.
Human Hepatocyte Toxicity Assay

TAS266
TAS266
INBRX-109
INBRX-109
Hex-1F5
+
PE-ADAs
+
PE-ADAs
4
8
4
4
6
Functional valency
125
100
75
50
25
0
% Viability

Additionally, we observed that INBRX-109 did not induce toxicities in cynomolgus monkeys after up to five weekly INBRX-109 administrations of doses up to 100 mg/kg.
Unmet Medical Need
We are currently investigating INBRX-109 in chondrosarcoma, synovial sarcoma, malignant pleural mesothelioma, and gastric and pancreatic adenocarcinomas. These are some of the most aggressive diseases, certain of which are also orphan oncology indications, that showed signs of activity in preclinical studies. These indications and many of these cancer subtypes do not respond well to currently approved immunotherapies and represent a significant unmet need.
Chondrosarcoma
Chondrosarcoma is a rare malignant bone tumor composed of cartilage matrix-producing cells. It is reported to be the second most common primary bone sarcoma with an incidence of 1 in 200,000 per year globally. The incidence in the United States is reported to be about 1,400 cases per year. There is currently no approved systemic treatment for patients with unresectable or metastatic disease. The placebo arm of a placebo-controlled trial, which tested the hedgehog pathway inhibitor IPI-926 in this indication had a progression free survival of approximately three months. In this trial, IPI-926 did not result in any partial responses and only a small subset of patients had minor reductions in their tumor size.
Malignant Pleural Mesothelioma
Mesothelioma is a malignant tumor most often caused by inhaled asbestos fibers which accumulate in the lining of the lungs, abdomen or heart. The epithelioid subtype is the most common histology of malignant pleural mesothelioma, reportedly comprising about 70% of all cases. It is estimated that as many as 43,000 people worldwide die from mesothelioma each year. There are currently limited approved therapeutic treatments. The placebo arm of a recent large double-blind, placebo-controlled trial testing tremelimumab, an anti-CTLA-4 antibody

(DETERMINE trial), in malignant pleural or peritoneal mesothelioma with second and third-line patients had a progression free survival rate of 2.7 months and an overall survival rate of 7.3 months. In this trial, tremelimumab did not significantly prolong progression free survival or overall survival compared with placebo in patients with previously treated malignant mesothelioma.
Synovial Sarcoma
Synovial sarcoma is a cancer that can arise from different types of soft tissue, such as muscle or ligaments. It is often found in the arm, leg, or foot and near joints such as the wrist or ankle. It can also form in soft tissues in the lung or abdomen. It is estimated that one to three people per 1,000,000 people are diagnosed with synovial sarcoma each year. Current therapeutic treatments available for unresectable or metastatic synovial sarcoma are doxorubicin or ifosfamide. Pazopanib and trabectedin have also shown activity.
Pancreatic Adenocarcinoma
Pancreatic cancer is a malignant tumor that originates in the pancreas and quickly metastasizes. The most common type of pancreatic cancer, comprising over 90% of all cases, begins in the cells that line the ducts that carry digestive enzymes out of the pancreas, or pancreatic adenocarcinoma. It is estimated that pancreatic cancer accounts for about 3% of all cancers in the U.S. and about 7% of all cancer deaths. Unresectable or metastatic pancreatic adenocarcinoma is often treated with fluorouracil, or 5FU, irinotecan and oxaliplatin, or gemcitabine and albumin-bound paclitaxel chemotherapies, with generally short-lived benefit.
Gastric Adenocarcinoma
Gastric cancer is the second most common cancer worldwide. Greater than 50% of patients present with unresectable locally advanced or metastatic gastric adenocarcinoma. Standard protocols include fluorouracil or capecitabine and oxaliplatin with or without nivolumab, fluorouracil or capecitabine and cisplatin, or other combinations containing irinotecan, paclitaxel, carboplatin, docetaxel, and trastuzumab for HER2 positive gastric adenocarcinoma.
Clinical Data
The IND for INBRX-109 became effective in August 2018, and we initiated a Phase 1 clinical trial in the United States in November 2018. This Phase 1 clinical trial is designed as an open-label, three-part trial in patients with locally advanced or metastatic solid tumors.

Phase 1 INBRX-109 Trial Design and Status
First in human Phase 1 trial started November 2018
Part 1: Dose Escalation	⇨ ⇨	Part 2: Dose Expansion Cohorts		⇨ ⇨	Part 3: Combination Studies
Completed August 2019		Ongoing			Initiated
Dose Range: 0.3 to 30 mg/kg N= 20 Result: Maximum tolerated dose not reached		N=32 N=10 N=20 N=20 N=10	Chondrosarcoma Synovial sarcoma Malignant pleural mesothelioma Colorectal adenocarcinoma Gastric adenocarcinoma		N=20 N=20	Pancreatic adenocarcinoma 2nd line with FOLFIRI Mesothelioma with Cisplatin/Carboplatin or Cisplatin/Carboplatin & Pemetrexed

Part 1
Part 1 of the trial utilized a traditional 3+3 dose escalation design escalating INBRX-109 as a single agent from 0.3 mg/kg to 30 mg/kg. Twenty patients were enrolled in this portion of the trial, which was completed in August 2019. INBRX-109 was observed to be well-tolerated without significant toxicities observed at doses up to and including the maximum administered dose of 30 mg/kg. No MTD was reached.
Part 2

In September 2019, we commenced Part 2 of this trial with single agent dose expansion cohorts, enrollment of which is still ongoing. As of February 2, 2021, we have enrolled over 104 patients in single agent dose cohorts in the following tumor types: colorectal and gastric adenocarcinomas, malignant pleural mesothelioma, chondrosarcoma and synovial sarcoma. We expect to announce initial data from the synovial sarcoma cohort during the second half of 2021.
Part 3
During the fourth quarter of 2020, we initiated chemotherapy combination cohorts in malignant pleural mesothelioma and pancreatic adenocarcinoma. We expect to announce initial data from these combination cohorts during the fourth quarter of 2021.
Primary objectives of the Phase 1 trial are safety, tolerability, and determination of the MTD and recommended Phase 2 dose. Secondary objectives are serum exposure and immunogenicity, as measured by frequency of anti-drug antibodies. Exploratory objectives include clinical anti-tumor efficacy, based on response rate, duration of response, disease control rate, progression-free survival and overall survival, as well as evaluation of potential predictive diagnostic and pharmacodynamic biomarkers.
INBRX-109 Chondrosarcoma
Based on initial data from the chondrosarcoma cohort of our Phase 1 trial, stable disease or partial responses were observed in 9 out of 12 patients with chondrosarcoma, with six of these patients still on treatment as of October 30, 2020. Per investigator requests, an additional 10 patient enrollment slots were added to the chondrosarcoma cohort of the ongoing trial, which were filled as of January 2021. We plan to provide a more mature data set from the chondrosarcoma cohort during the second half of 2021, which will include data on conventional and non-conventional chondrosarcoma patients.

The CT tumor imaging scan of a chondrosarcoma patient below shows a target lesion, at baseline and at tumor assessment after eight cycles of INBRX-109. This patient achieved a best response of partial response with 60% shrinkage in the target lesions per RECIST (version 1.1).
In January 2021, the FDA granted fast track designation to INBRX-109 for the treatment of patients with unresectable or metastatic conventional chondrosarcoma. We plan to submit an IND amendment for INBRX-109 during the first quarter of 2021. We plan to initiate a registration-enabling Phase 2 trial, with progression free survival as the endpoint, in mid-2021.

Planned Phase 2 Trial Design
Randomized, Blinded, Placebo-controlled, Phase 2 Study of INBRX-109 in Unresectable or Metastatic Conventional Chondrosarcoma
Randomization 2:1 Key eligibility criteria: • Conventional chondrosarcoma • Grade 2 and 3 • Unresectable or metastatic Stratification by histologic grade and line of therapy			⇨ ⇨
Until progressive disease (PD) or toxicity
with cross-over

Including
interim futility analysis

      • Primary Endpoint:
progression free survival (PFS)

• Secondary Endpoints:
overall survival (OS), overall response rate (ORR)/duration of response (DOR), disease control rate (DCR), quality of life (QoL)

INBRX-109 (2)
<
Placebo (1)

Mesothelioma
In initial data from Part 2 of this trial, we have observed signs of single agent activity in malignant pleural mesothelioma, epithelioid subtype. As of November 24, 2020, time on treatment with INBRX-109 was equal to or greater than 24 weeks in seven of the 19 patients evaluable for response (~37%).

Phase 1 Safety Data
As of February 2, 2021, and based on preliminary Phase 1 data, INBRX-109 has been generally well tolerated in the majority of patients. The chart below is based on 92 patients with available adverse event data and details the adverse events, or AEs, related to INBRX-109 per Investigator assessments. There has been a low incidence of Grade 1, 2, and 3 AEs. Few serious adverse events, or SAEs (including one Grade 5 liver failure and death), and one dose-limiting toxicity, or DLT, were observed.
While the majority of the liver-related AE (e.g., AST increased and/or ALT increased) have been Grade 1 & 2, four patients developed ≥ Grade 3 AE (n=4/92, 4.3%) related to INBRX-109. The first patient, who had an alanine transaminase, or ALT, increase of Grade 2 at baseline and liver metastases from gastric cancer, experienced Grade 3 aspartate transaminase, or AST, and ALT increases during the first cycle of INBRX-109, which were related to

INBRX-109 per Investigator assessment. The AST and ALT increases were observed to be partially reversible, with a trend towards baseline before the patient enrolled to hospice for progressive gastric cancer. The second patient, who had pleural mesothelioma, was admitted for acute respiratory failure and sepsis due to pneumonia and was found to have Grade 3 AST and ALT increases, which were related to INBRX-109 per Investigator assessment. The AST and ALT increases were observed to be partially reversible, with a trend towards baseline before the patient passed away from acute respiratory failure due to pneumonia. The third patient, who had pleural mesothelioma, was found to have Grade 2 AST and Grade 3 ALT increases during the first cycle of INBRX-109. Per Investigator assessment, these increases were related to INBRX-109 but were transient and fully reversible before the patient began the second cycle of INBRX-109.
The single event of Grade 5 acute liver failure, in a pleural mesothelioma patient, was possibly attributed to INBRX-109 per Investigator assessment. Other possible contributing causes for the Grade 5 acute liver failure considered for this patient were hypoxic liver injury, accidental or intentional overdose of acetaminophen-containing pain medications, and treatment with several other potential hepatotoxic medications and their cumulative toxicity. Notably, this patient screened negative for pre-existing anti-drug antibodies against INBRX-109.

AE Term	AE related to INBRX-109 (very likely, probable, possible)
Grade per CTCAEv5.0	Grade 1 & 2 (N)	Grade 3 (N)	All Grade (N)
Fatigue	16	1	17
AST increased	9	2	11
ALT increased	8	3	11
Nausea	7	1	8
Diarrhea	7	0	7
Pyrexia	5	0	5
Abdominal pain	3	1	4
Rash	3	0	3
Decreased appetite	3	0	3
Headache	3	0	3
One death possibly attributed to study drug, acute hepatic failure in patient with mesothelioma (N=1/92,~1%)
9 out of 92 subjects with INBRX-109-related liver-related AE (~ 10%)

Data cut point February 2, 2021
Disclaimers:
-Total number of subjects: 92 with reported adverse event data, study ongoing
- AE reported ≥ 3 times, causality to INBRX-109 per Investigator assessment
- Some data preliminary and subject to change (raw, unvalidated, and verification pending)
- Excluded data: uncoded AE; missing AE terms; missing causality; missing severity
Future Clinical Development Plans
We plan to investigate the therapeutic utility of INBRX-109 through a broad clinical development plan across difficult-to-treat cancers. Ewing sarcoma is a rare type of cancer that occurs in bones or in the soft tissue around the bones, more commonly found in children. There are an estimated 1,000 cases of Ewing sarcoma in the United States each year. We plan to initiate enrollment in Ewing sarcoma chemotherapy combination cohort during the middle of 2021 and expect to announce initial data from this combination cohort during the first half of 2022.
Other future clinical development of INBRX-109 may include combinations with additional chemotherapies and potentially synergistic agents in several solid tumors, and hematologic malignancies. We are currently conducting preclinical studies with INBRX-109 and various rational combination agents, including targeted therapeutics and apoptotic pathway modulators, aimed at guiding our future clinical plans.

INBRX-106
INBRX-106 is a precisely engineered hexavalent sdAb-based therapeutic candidate targeting OX40, designed to be an optimized agonist of this co-stimulatory receptor.
Background on OX40
OX40, also known as TNFRSF4, is a member of the TNFRSF; OX40 is predominately expressed and is a key co-stimulatory receptor on activated T-cells. Signaling through OX40 provides co-stimulation that promotes T-cell expansion, enhanced effector function and memory cell formation, and prevents activation-induced cell death. The natural mechanism of OX40 activation is via the interaction with its trimeric ligand, OX40L, which serves to effectively cluster multiple OX40 molecules and facilitate downstream signaling leading to nuclear factor kappa-light-chain-enhancer of activated B cells, or NFkB, activation. Based on the capacity for OX40 signaling to enhance anti-tumor immunity in preclinical studies, there have been many efforts to therapeutically exploit this pathway for cancer immunotherapy. Most previously developed agents were bivalent OX40 agonists; we believe the bivalent configuration is poorly suited for efficient receptor clustering, which is evidenced by the disappointing clinical responses observed for such molecules.
Our Solution - INBRX-106
As shown in the diagram below, INBRX-106 is composed of six OX40 targeting sdAbs and a functional Fc domain. INBRX-106 is designed to bind six OX40 molecules on the cell surface to mediate efficient receptor clustering and downstream signaling. Additionally, INBRX-106 is able to exploit IgG-mediated effector function via the Fc domain. In preclinical studies, we observed that INBRX-106 can mediate T-cell co-stimulation and reduce the suppressive activity of regulatory T-cells.
INBRX-106: Hexavalent OX40 Agonist
Through a series of preclinical studies, we compared the potential agonist activity of INBRX-106 to bivalent OX40 agonist antibodies. In these studies, INBRX-106 elicited superior OX40 agonism when compared to the bivalent antibodies, 1A7 (analog of MOXR-0916) or 1D10 using an OX40 expressing NFkB reporter cell line, wherein clustering of OX40 receptor mediated signaling culminated in luciferase expression as shown below in relative luminescence units, or RLU, on the Y-axis.

Valency Drives OX40 Agonism
OX40 Agonism: NFKB Reporter Cell Line
To assess the ability of INBRX-106 to provide co-stimulation and modulate T-cell receptor, or TCR, driven T-cell responses, we conducted various in vitro assays using primary human immune cells. Following anti-CD3 mediated TCR activation of T-cells, INBRX-106 mediated co-stimulation in these assays was superior to a bivalent OX40 antibody at enhancing T-cell proliferation and activation. Representative results are shown below wherein CD4 T-cell proliferation (top left) was monitored by flow cytometric measurement of cell division as shown on the Y-axis as % proliferated Interferon gamma, or IFNγ, production (top right) was assessed by ELISA as shown on the Y-axis in pg/ml. CD4 T-cell activation as determined by flow cytometric measurement of CD25 (bottom left) and CD71

(bottom right) as shown on the Y‑axis as mean fluorescence intensity, or MFI. INBRX-106 was found to mediate similar co-stimulation of CD4 and CD8 T-cells.
Syngeneic tumor models are a commonly used tool to investigate the anti-tumor activity of immunomodulatory agents. INBRX-106, however, does not interact with mouse OX40. Therefore, in order to investigate the potential of an INBRX-106-like mechanism to mediate anti-tumor immunity in a preclinical model, we developed mu106, a molecule that has a matched hexavalent, sdAb-based therapeutic format and binds mouse OX40 with a similar affinity to that of INBRX-106 on human OX40. We tested mu106 in numerous syngeneic tumor models and observed robust single agent anti-tumor activity, as well as enhanced anti-tumor activity in combination with a PD‑1 blocking antibody. As shown below, presented as the individual tumor growth curve of each mouse in a given treatment group (n=10 mice/group), mu106 (Hexavalent OX40 mAb) elicited superior anti-tumor activity compared to a bivalent OX40 antibody or a PD-1 blocking antibody, or a combination thereof. Furthermore, the anti-tumor activity of mu106 was enhanced in combination with a PD-1 blocking antibody. It is generally accepted that PD-1/PD-L1 blocking agents display minimal anti-tumor activity in the B16-F10 syngeneic tumor model.

B16F10
Vehicle
Bivalent OX40 mAb
Hexavalent OX40 mAb
Anti-PD1 mAb
Bivalent OX40 mAb + anti-PD1 mAb
Hexavalent OX40 mAb + anti-PD1 mAb
Tumor Volume (mm3)
4096
1024
256
64
16
4
1
0
7
14
21
28
35
42
Days post dose
CR=3/10
CR=1/10
CR=6/10
OX40: 5 mg/kg IV once, aPD1: 10 mg/kg IP QW x3

Unmet Medical Need
The approval of immune checkpoint inhibitors that block CTLA-4 or PD-1, or their ligands such as PD-L1 respectively, has caused a paradigm shift in oncology treatment due to their substantial response rates and overall survival benefit across numerous cancers. However, the checkpoint inhibitors achieve lasting benefit or cure only in a subset of patients and therefore, additional therapeutics are required to further stimulate an anti-cancer immune response. We plan to clinically evaluate INBRX-106 as a single agent to reach into tumors not responsive to current checkpoint inhibitor therapy ("cold" tumors) and to combine INBRX-106 synergistically with PD-1 or other checkpoint inhibitors, vaccines, and other immune stimulatory approaches.

Clinical Data
We initiated a Phase 1 clinical trial in December 2019 for INBRX-106. This Phase 1 trial is designed as an open-label, four-part trial in patients with locally advanced or metastatic solid tumors.

Phase 1 INBRX-106 Trial Design and Status
First in human Phase 1 trial started December 2019
Part 1: Single Agent Dose Escalation	⇨ ⇨	Part 2: Single Agent Dose Expansion	⇨ ⇨	Part 3: Combination Dose Escalation	⇨ ⇨	Part 4: Combination Dose Expansion
Completed January 2021		Started February 2021		Started February 2021		Planned
Dose Range: 0.0003 to 3 mg/kg N= 20 Result: Maximum tolerated dose not reached		INBRX-106: RP2D Two Dosing Schedules N=24 Basket		INBRX-106 + Keytruda Dose Range: 0.01 to 0.3 mg/kg Minimum N=12		INBRX-106 + Keytruda (post PD-1/PD-L1 Checkpoint Inhibitor) N= 60 PD-L1+ NSCLC (1st cohort) PD-L1+ NSCLC (2nd cohort) PD-L1+ basket

Part 1 of the trial utilized a traditional 3+3 algorithm for single agent dose escalation from 0.0003 mg/kg to 3 mg/kg. Twenty patients were enrolled in this portion of the trial, which was completed in January 2021. INBRX-106 was observed to be generally well tolerated in humans, with only three serious adverse events, one Grade 3 AE and one DLT. The most common AEs reported for INBRX-106 were Grade 1 and 2 rashes or dermatitis, cytokine release syndrome, fatigue, and infusion-related reactions. Notably, cutaneous toxicities are common immune-related AEs associated with immune checkpoint inhibitors. These mostly mild or moderate and likely immune-related toxicities were in line with the mechanism of action of this candidate therapeutic. The maximum administered dose was 3 mg/kg and the MTD level was not reached.
Signs of clinical benefit to date were observed in patients with a range of cancer types, including tumors generally considered to be “hot” (a tumor that has been infiltrated by T-cells) and “cold” (a tumor that has not been infiltrated by T-cells), as well as in patients that were relapsed or refractory to checkpoint inhibitors. Activity was observed at dose levels in a range from 0.0003 to 0.3 mg/kg and peripheral biomarker sampling confirmed agonist activity across these low doses. As of March 3, 2021, preliminary single agent data from the first 20 patients treated in the dose escalation portion of this trial, and with available tumor assessment data, demonstrated stable disease for eight patients as shown below. These stable diseases occurred at low dose levels. As of March 3, 2021, the longest duration of stable disease was 50 weeks, or approximately eleven and a half months, and the greatest reduction in tumor volume per RECIST was 23%.

Phase 1 INBRX-106 Dose Escalation Status Part 1 as of March 3, 2021

Dose Level mg/kg	Demographics	Tumor Type	Notable Prior Therapies and Best Response	INBRX-106 Best Response	Notable Time on INBRX-106
0.0003 - 0.003	59 M W	Small intestine cancer (GIST)	S/p 8 lines, no CPI	SD (+2%)	32 weeks
0.001 - 0.01	85 F W	Melanoma (cutaneous)	S/p Pembrolizumab SD ~3.5y	SD (-23%)	40 weeks
0.003 - 0.01	69 M W	Bladder CA	S/p 2 lines, Nivolumab PD 5mo	PD
0.01 - 0.1	56 F O	NSCLC, AD (PD-L1 40%)	S/p Carboplatin/Pemetrexed/Pembrolizumab PD 2mo	SD (Non-measurable)	50 weeks, ongoing
0.03 - 0.1	54 M W	Esophageal AD		PD
0.1	55 M W	Esophageal AD	S/p 4 lines, Pembrolizumab PD 3mo	SD (+12%)	12 weeks
0.1	78 M W	Prostate AD (CRPC)	S/p 6 lines, no CPI	SD (+6%; PSA -52%)	18 weeks
0.1	58 F W	RCC (sarcomatoid features)		PD
0.3	70 F W	Chondrosarcoma	S/p 1 line, Spartalizumab/IL-15/IL-2 12mo SD	SD (+7%)	12 weeks
0.3	71 M W	HNSCC		NE (DLT)
0.3	47 M W	Colon AD (KRAS mutation)		PD
0.3	60 M W	NSCLC, AD (PD-L1 0%)	S/p 6 lines, Nivolumab SD ~3.5y, Atezolizumab/Bevacizumab ~SD 1.5y	SD (-2%)	30 weeks, ongoing
0.3	74 M O	RCC (clear cell)	S/p 2 lines, Nivolumab UK ~3y	SD (+6%)	9 weeks
0.3	80 F W	Breast AD (IDC)		PD
1.0	72 F W	Atypical carcinoid pulmonary		PD
1.0	46 M W	Rectal AD		PD
1.0	71 M W	Pancreatic AD		PD
3.0	55 F W	RCC		PD
3.0	50 F W	Colon AD		iuPD
3.0	65 M W	Pancreatic AD		NE
*Stable disease (SD); Progressive disease (PD); Immune unconfirmed progressive disease (iuPD);Not evaluable (NE); Unknown (UK); Adenocarcinoma (AD); Renal cell carcinoma (RCC); Castration-resistant Prostate Cancer (CRPC); Prostate-specific antigen (PSA); Head and Neck Squamous Cell Carcinoma (HNSCC); Non-small Cell Lung Cancer (NSCLC); Invasive Duct Carcinoma (IDC); Small Cell Lung Cancer (SCLC); Checkpoint Inhibitor (CPI) Male (M); Female (F); White (W); Other (O)
Future Clinical Development Plan
With the conclusion of Part 1of the trial, single agent dose escalation, Part 2 of the trial, single agent dose expansion, was initiated in February 2021. Utilization of extensive biomarker data guided the determination of the optimal dose for Part 2 of the trial, which we believe to be 0.03 mg/kg. Key attributes leading to the choice of this dose level included OX40 occupancy data, evidence of peripheral memory T-cell activation and proliferation, and sufficient drug clearance to allow target recovery prior to the next dose administration. Part 2 treatment cohorts of this trial are in the following tumor types: non-small cell lung cancer, melanoma, head and neck squamous cell carcinoma, gastric or gastro-esophageal junction adenocarcinoma, renal cell carcinoma, and urothelial (transitional) cell carcinoma.
In Parts 3 and 4 of this trial, INBRX-106 will be evaluated in combination with Keytruda, a PD-1 blocking checkpoint inhibitor. In Part 3 of the trial, which initiated in February 2021, INBRX-106 will be escalated in combination with Keytruda. Patients in the INBRX-106 combination expansion cohorts in Part 4 will have non-small cell lung cancer or melanoma, head and neck squamous cell carcinoma, gastric or gastro-esophageal junction adenocarcinoma, renal cell carcinoma, and urothelial (transitional) cell carcinoma, which are positive for PD-L1 expression, as determined by immunohistochemistry and possessing adequate hematologic and organ function, to qualify for enrollment.
We expect the entire trial will be conducted at approximately 10-12 clinical sites in the United States and enroll approximately 120 patients.

Primary objectives of the trial are safety and tolerability, and the determination of the MTD and recommended Phase 2 dose of INBRX-106 as a single agent, and INBRX-106 in combination with Keytruda. Secondary objectives will be serum exposure, immunogenicity, as measured by frequency of anti-drug antibodies, and clinical anti-tumor efficacy per RECIST (version 1.1) and immune RECIST based on response rate, duration of response, disease control rate, progression-free survival and overall survival. Exploratory objectives will include evaluation of potential predictive diagnostic and pharmacodynamic biomarkers.
We expect to announce initial data from dose escalation in combination with Keytruda during the third quarter of 2021 and dose expansion in combination with Keytruda during the third quarter of 2022.
Overview of Our Conditional Agonists
Our pipeline includes conditional agonist therapeutic candidates designed to restrict functional activity to the specific site where a given antigen is expressed, for example, restricting the co-stimulation of T-cells to the tumor microenvironment. By agonizing receptors that function to promote an anti-tumor immune response in a manner that is dependent on a tumor-biased target, conditional agonists have the potential to induce anti-tumor activity without generating systemic toxicities. Our sdAb platform allows for careful selection of the affinity and valency of targeting domains, which we believe may provide optimal biologic activity and systemic exposure, potentially achieving a superior therapeutic index.
INBRX-105
Background on Immunotherapy and Unmet Medical Need
A notable recent success in cancer treatment is the approval of checkpoint inhibitor immunotherapies as therapeutic agents. Immune checkpoints are key mechanisms that fine-tune and control the body’s immune response. In the cancer setting, tumors have developed strategies for hijacking these checkpoints, preventing an immune response to the cancer and allowing the tumor cells to proliferate unchecked. Checkpoint inhibitor immunotherapies were developed to overcome this phenomenon by relieving immune cell inhibition, resulting in a potentially long-lasting amplification of the anti-tumor immune response. Therapies against checkpoint proteins, such as PD-1 and PD-L1, produced impressive results in clinical development, resulting in regulatory approvals in a number of malignancies.
Despite unprecedented clinical response rates, the majority of patients fail to respond to therapies targeting PD-1 and PD-L1. We believe this is in part because T-cells require co-stimulation for full functionality. Thus, checkpoint inhibition alone is likely insufficient to fully enable the immune system to attack a tumor, and we believe further benefit could be derived by the addition of immune co-stimulatory agents.
We believe a promising co-stimulatory receptor is 4-1BB, also known as TNFRSF9 or cluster of differentiation 137, which has been identified on T-cells isolated from primary tumors. 4-1BB is a member of the TNFRSF and is expressed on recently activated T-cells but is largely absent from circulating T-cells under normal conditions. Agonistic 4-1BB antibodies have exhibited anti-tumor activity in mouse models of cancer, especially in combination with other immunomodulatory or tumor targeted therapeutics. These observations motivated the clinical advancement of antibodies designed to agonize 4-1BB and co-stimulate tumor reactive T-cells. Most recently, urelumab, a 4-1BB agonist, showed initial signs of single agent therapeutic efficacy, but clinical investigation was halted due to dose-limiting liver toxicities. The resulting data suggest there is potential for 4-1BB agonists to exert anti-cancer function, but also suggest a potentially significant safety advantage for therapeutics able to enrich for 4-1BB activation in the tumor microenvironment.
Our Solution - INBRX-105
INBRX-105 is a precisely engineered multi-specific sdAb-based therapeutic candidate that is designed to agonize 4-1BB selectively in the presence of PD-L1, which is typically found in the tumor microenvironment and associated lymphoid tissues. We believe that the unique format of INBRX-105, comprised of two PD-L1 targeting domains, each arranged adjacent to a 4-1BB targeting domain, should result in a best-in-class PD-L1 targeted 4-1BB agonist. Based on the enrichment of PD-L1 expression in the tumor microenvironment, we believe INBRX-105 has the potential to selectively activate 4-1BB + T-cells in the tumor microenvironment, thus overcoming the toxicity issues that have limited the success of prior 4-1BB agonists. PD-L1 is a validated biomarker for tumors with the potential for anti-tumor immune activation and thus we believe represents an ideal anchor antigen to drive 4-1BB agonism. The image below illustrates the unique structure of INBRX-105.
INBRX-105: A PD-L1 Targeted 4-1BB Agonist

We tested INBRX-105 in a variety of in vitro assays to evaluate its ability to mediate PD-L1 dependent 4-1BB agonism. In some cases, we compared the 4-1BB agonistic activity to analogs of conventional anti-4-1BB antibodies with published mechanisms and clinical experience, urelumab or utomilumab. The figure below shows the results of a study in which reporter cells expressing 4-1BB on the surface were mixed with a second cell population that either did or did not express PD-L1 on the surface. Activation of 4-1BB receptors through clustering drives signaling and subsequent luciferase expression in the reporter cell line, read as RLUs, and shown on the vertical axis. We observed that INBRX-105 only activated 4-1BB signaling in the presence of PD-L1 expressing cells and had no effect on 4-1BB signaling in the presence of cells lacking PD-L1. Furthermore, these assays revealed that the analog of urelumab was a constitutive agonist of 4-1BB signaling, whereas the analog of utomilumab did not display agonistic activity, demonstrating distinct mechanisms of action among the three therapeutic candidates.

INBRX-105 PD-L1-Dependent 4-1BB Agonism

4-1BB Reporter Cells Only
4-1BB Signaling (RLU)
6×10^6
4×10^6
2×10^6
0
0.0001
0.001
0.01
0.1
1
10
100
Antibody [nM]
INBRX105
Urelumab (BMS) *
Utomilumab (Pfizer)*

4-1BB Reporter Cells + PD-L1 Positive Cells
4-1BB Signaling (RLU)
6×10^6
4×10^6
2×10^6
0
0.0001
0.001
0.01
0.1
1
10
100
Antibody [nM]
INBRX105
Urelumab (BMS) *
Utomilumab (Pfizer)*

To assess the potential ability of INBRX-105 to modulate the activity of T-cells activated through TCR engagement, we conducted various in vitro assays using primary human immune cells. One such assay, an allogeneic mixed lymphocyte reaction, or MLR, is commonly used to evaluate the propensity of immunomodulatory agents to provide T-cell co-stimulation. Therein, T-cells are induced to secrete the cytokine IFNγ, as a result of TCR clustering and activation. This cytokine secretion can be greatly enhanced through concurrent activation of co-stimulatory receptors, such as 4-1BB. In an MLR, we observed superior IFNγ production by INBRX-105, shown on the vertical axis in the figure below, as compared to Keytruda, Tecentriq or the combination of these therapeutics and an analog of the 4‑1BB antibody, utomilumab. We have also observed similar effects in human T-cells stimulated ex vivo with a specific viral antigen to achieve TCR activation.
Mixed Lymphocyte Reaction: IFNγ Production
Syngeneic tumor models are a commonly used tool to investigate the anti-tumor activity of immunomodulatory agents. However, INBRX-105 does not interact with either mouse PD-L1 or 4-1BB. Therefore, in order to investigate the potential to mediate anti-tumor immunity preclinically, we developed a surrogate version of INBRX-105, mu105, with analogous format and function on mouse PD-L1 and 4-1BB. To test the tumor centric activation of 4-1BB, we evaluated the activity of mu105 in the MC38 colorectal carcinoma syngeneic model, as this model is known to express PD-L1 on both tumor and infiltrating immune cells. As shown in the figure below, a 2 mg/kg dose of mu105 activated 4-1BB, as shown by an increase in effector memory T-cells, or Tem cells, as a percentage of total CD8 T-cells. This dose level provided a short duration of 4-1BB agonism, but maintained the ability to activate anti-tumor immune cells, as evidenced by the robust tumor control in combination with an anti-PD-1 blocking antibody. We believe that this data demonstrates the potential for 4-1BB agonism through an INBRX-105 like mechanism to meaningfully alter the T-cell population, enrich for cells with anti-tumor capacity, and provide co-stimulation with potential for synergistic activity with an anti-PD-1 check point inhibitor.
Clinical Data
We initiated a Phase 1 clinical trial in the United States in February 2019. This Phase 1 trial is designed as an open-label, four-part trial in patients with locally advanced or metastatic solid tumors and is being conducted at approximately 10-12 clinical sites in the United States.

Phase 1 INBRX-105 Trial Design and Status
First in human Phase 1 trial started February 2019
Part 1: Single Agent Dose Escalation	⇨ ⇨	Part 2: Single Agent Dose Expansion	⇨ ⇨	Part 3: Combination Dose Escalation	⇨ ⇨	Part 4: Combination Dose Expansion
Completed		Started Q1 2021		Planned		Planned
INBRX-105 N=32 Dose range: 0.001 to 3 mg/kg		INBRX-105 N=32 Dose range: RP2D PD-L1+ NSCLC PD-L1+ Melanoma PD-L1+ Head & Neck Cancer PD-L1+ Basket Indications based on known sensitivity to 4-1BB and/or checkpoint blockade		INBRX-105 + Keytruda Minimum N=9 Dose range: RP2D Locally advanced or metastatic solid tumors		INBRX-105 + Keytruda N= 80 Post PD-1/PD-L1 Checkpoint Inhibitor: PD-L1+ NSCLC PD-L1+ Melanoma PD-L1+ Basket CPI naive: PD-L1+ NSCLC

Single agent dose escalation was completed with a total of 32 patients enrolled. We observed dose-limiting toxicities, which were consistent with immune related adverse events, such as hepatitis, arthritis and myalgia/hyperthyroidism, at several dose levels and determined the 1 mg/kg dose level as the MTD of INBRX-105. Patients in this part of the study were not pre-screened for PD-L1 expression. Eight out of 18 evaluable patients (44%), who were dosed at the 0.1 mg/kg dose level or above, achieved stable disease, with the greatest reduction in tumor volume observed to be 20% by RECISTv1.1. The longest duration on treatment with INBRX-105 was 41 weeks, or approximately nine and a half months. Notably, seven patients with stable disease tested positive for PD-L1 expression, with a minimum of 1% positivity as determined by immunohistochemistry (Range 1 to 95%), and the results of one patient are pending. Four of these eight patients were refractory to or progressed on prior PD-1 checkpoint inhibitors.
Single agent dose expansion began enrolling during the first quarter of 2021. Part 2 of this trial will consist of 32 patients in expansion cohorts in each of non-small cell lung cancer, melanoma, head and neck squamous cell carcinoma, as well as a basket cohort of gastric or gastro-esophageal junction adenocarcinoma, renal cell carcinoma, and urothelial (transitional) cell carcinoma. Patients in the expansion cohorts for Part 2 of this trial will have to be positive for PD-L1 expression, as determined by immunohistochemistry, to qualify for enrollment.
Future Clinical Development Plan
We expect to achieve the maximal therapeutic benefit of INBRX-105 in combination with PD-1 checkpoint blockade. Our preclinical studies demonstrate that acute exposure to PD-L1 dependent 4-1BB agonism is sufficient to derive maximal anti-tumor activity when co-dosed with another PD-1 blocking agent at a target saturating dose. As such, a dose escalation cohort of INBRX-105 in combination with Keytruda is targeted to initiate enrollment during the second quarter of 2021 and we expect to announce initial data during the fourth quarter of 2021.
Part 4 of this trial will consist of combination expansion cohorts in each of non-small cell lung cancer, melanoma, head and neck squamous cell carcinoma, as well as a basket cohort of gastric or gastro-esophageal junction adenocarcinoma, renal cell carcinoma, and urothelial (transitional) cell carcinoma, which are positive for PD-L1 expression and are refractory to or progressed on prior PD-1 checkpoint inhibitors. Additionally, we are planning to evaluate INBRX-105 in combination with Keytruda in checkpoint inhibitor naive non-small cell lung cancer patients that are positive for PD-L1 expression. We expect to announce initial data from the Part 4 combination expansion cohorts during the third quarter of 2022.
Primary objectives of the Phase 1 trial are safety, tolerability, and the determination of the MTD and recommended Phase 2 dose of INBRX-105 and INBRX-105 in combination with Keytruda.
Secondary objectives are serum exposure, immunogenicity, as measured by frequency of anti-drug antibodies. Exploratory objectives include clinical anti-tumor efficacy per RECIST (version 1.1) and immune RECIST based on response rate, duration of response, disease control rate, progression-free survival and overall survival, as well as evaluation of potential predictive diagnostic and pharmacodynamic biomarkers.

Overview of Our Therapeutic Candidate Utilizing Unique Protein Engineering
INBRX-101
INBRX-101 is a precisely engineered recombinant human AAT-Fc fusion protein therapeutic candidate that we are developing for the treatment of patients with AATD. We believe INBRX-101 has the potential to be dosed every three weeks, while maintaining patients in the normal range of AAT exposure, which would be a significant improvement for patients currently receiving weekly infusions. Through our proprietary engineering capabilities, we were able to overcome the challenges of producing AAT recombinantly and manufacturing at commercial scale.
Overview of AATD and Unmet Medical Need
AATD is an inherited disease that causes an increased risk of developing pulmonary disease defined by progressive loss of lung tissue and function and is associated with decreased life expectancy. The pulmonary manifestations of AATD include the entire spectrum of emphysema and disorders associated with chronic obstructive pulmonary disease. Patients with AATD harbor mutations in the AAT-encoding gene Serpin family A member 1 which causes AAT protein misfolding, loss of activity and retention in the liver. AAT is a protease inhibitor that primarily targets human neutrophil elastase, or NE, an enzyme that is released by white blood cells in response to infections and has the capacity to degrade normal tissues, especially in the lung, if not tightly controlled by AAT.
According to the Alpha-1 Foundation, the disease affects roughly 100,000 people in the United States, with a similar number of patients in Europe. Since AATD must be diagnosed using laboratory testing and cannot be diagnosed by symptoms or by a medical examination alone, it is believed that many individuals with AATD are likely undiagnosed or misdiagnosed. In April 2017, the FDA allowed for the marketing of direct-to-consumer tests that provide genetic risk information for certain conditions, including AATD. We believe such tests will lead to earlier diagnosis and an increase in the number of patients identified with AATD.
The approved standard of care for AATD has been augmentation therapy using pdAAT and has not been substantially improved since 1987. Plasma-derived treatments are highly dependent on human donor blood supply, which is costly and can be limited. Due to the short half-life of pdAAT therapeutics, patients require weekly infusions to achieve and maintain serum concentration above the protective threshold, presumed to be 11 µM. However, even with frequent treatments, the AAT serum concentration following treatment remains considerably below the normal range of 20 to 50 µM. There is clinical evidence suggesting that maintenance of higher AAT serum trough levels may better protect against lung function decline. The graph below is an adaptation based on published data that depicts the pharmacokinetic profile of pdAAT. The published results from the RAPID trial revealed the correlation of serum AAT through levels and lung density decline in AATD patients. Additionally, there are other significant barriers to treatment for patients with AATD, including under-diagnosis, high cost of chronic augmentation therapy, and difficulties associated with administering intravenous infusions on a weekly basis. It has been reported that the global AATD augmentation therapy market size was valued at $1.1 billion in 2018 and is projected to reach $1.9 billion by the end of 2026.

Our Solution - INBRX-101

Elimination of
Oxidation Prone
Residues
AAT
Fc
Half Life
Extension
Mutations

INBRX-101 is a recombinant AAT protein that is comprised of two human AAT molecules covalently linked to the Fc region of human immunoglobulin G4. AAT has proven difficult to develop recombinantly, often displaying loss of activity and experiencing accelerated degradation. We believe our novel approach has the potential to overcome these challenges in our clinical trials. Fusion of AAT to the Fc region allows for production using a standard antibody expression system, which, when combined with our proprietary AAT-function preserving purification process, generates substantial and potentially scalable yields of active recombinant AAT protein. In preclinical studies, we have observed the Fc region to significantly improve pharmacokinetic properties for INBRX-101 as compared to pdAAT therapeutics. Our clinical trials will seek to demonstrate that this extended exposure supports the potential for dosing every three weeks while maintaining patients in the normal range of AAT exposure, which in turn would reduce the frequency of annual infusions and could significantly improve patient quality of life.
In our preclinical studies, we compared INBRX-101 to pdAAT therapeutics across several parameters. INBRX-101 is intended to maximize the functional activity of AAT, particularly in the lung.

It is known that AAT is inactivated by oxidation, which can occur from the oxidative burst of neutrophils or inhalation of pollutants. Therefore, we designed INBRX-101 with amino acid changes in the AAT sequence to mitigate oxidation-induced inactivation, with the goal of preventing loss of activity at the desired site of action.
The primary mechanism of action of INBRX-101 is to inhibit NE. In a preclinical assay, we measured the ability of INBRX-101 to inhibit NE by comparing INBRX-101 to the FDA-approved pdAAT, Prolastin-C, in the presence of NE and a substrate that becomes florescent when it is cleaved by NE. The vertical Y-axis shows the activity of NE as the rate of relative fluorescence units over time, orRFU/sec, while the X-axis shows the concentration of either INBRX-101 or Prolastin-C. The figure below shows that as the concentration of INBRX-101 or Prolastin-C increases, the RFU/sec decreases indicating that NE is being inhibited by both test articles with equivalent potency.
INBRX-101 vs. Prolastin-C: Neutrophil Elastase Inhibition

AAPV-AMC activity (RFU/sec)
30
20
10
0
0
10
20
30
Concentration (nM)
INBRX-101
Prolastin-C

The primary pathology of AATD is lung density decline due to NE degradation of elastin in the lung. Therefore, it is critical that INBRX-101 penetrates the physiological site where NE is degrading elastin, which is inside the lung. We performed a lung drug distribution study to measure the concentration of INBRX-101 and Prolastin-C in mice expressing human FcRn treated with either test article. The figure below shows the concentration of both INBRX-101 and Prolastin-C in the broncheoalveolar lavage fluid, or BALF (fluid in the lungs), of hFcRN transgenic mice 48 hours after intravenous treatment, with each circle representing an individually dosed animal.
INBRX-101 vs. Prolastin-C: Lung Exposure huFcRN Tg Mice

Concentration (ng/ml)
3000
2000
1000
0
INBRX-101
Prolastin-C

Clinical Data
We initiated a Phase 1 clinical trial in July 2019. The Phase 1 trial is an open-label, dose escalating trial and is designed as single ascending dose administrations followed by multiple ascending dose administrations of INBRX-101 with doses of 10 mg/kg, 40 mg/kg, 80 mg/kg or 120 mg/kg, administered to patients diagnosed with

AATD who are either treatment naïve or previously treated with pdAAT therapeutics. As of July 24, 2020, and based on preliminary Phase 1 safety data in 5 patients, INBRX-101 has been well tolerated in humans, without any significant possibly- or probably-related AEs, and without any SAEs or DLTs.
The graph on the left below depicts the preliminary pharmacokinetic, or PK, profiles for the first five patients dosed with INBRX-101 at a dose of 10 mg/kg, demonstrating an estimated half-life of approximately 13 days. The PK profile of INBRX-101 in humans was observed to be consistent with preclinical findings in cynomolgus monkeys and rats. The graph on the right below depicts the results of a PK model based on preclinical data, to estimate the exposure of INBRX-101 over time when dosed at 120 mg/kg dosed every three weeks (green). This modeling data is overlaid on the published PK profile of pdAAT dosed weekly at the approved 60 mg/kg (blue). Based on this model and the observed consistency between the human PK data collected to date and preclinical studies, we expect that INBRX-101, dosed significantly less frequently than pdAAT, will be able to maintain AAT serum exposure in the normal range.

PK profile of first 5 patients:
10 mg/kg INBRX-101
Serum AAT level (µM)
10
1
0,1
0
7
14
21
28
Time (Days)

Predicted mean serum AAT levels:

120 mg/kg of INBRX-101 every 3 weeks

Mean serum AAT level (µM)
100
10
1
Normal AAT serum range (20–50 µM)
0
21
42
63
84
105
Time (Days)
Predicted INBRX-101 AAT concentrations
Published once weekly pdAAT mean AAT concentrations

We expect the trial to be conducted in approximately 12 clinical sites in the United States, the United Kingdom and New Zealand and will enroll approximately 36 patients. Based on preclinical pharmacokinetic data, we have designed the dose escalation trial to administer INBRX-101 by intravenous infusion every three weeks with the intent to select a dosage necessary to achieve sustained, normal, serum levels of AAT within this dosing interval.
Primary endpoints of the trial are safety and tolerability. Secondary endpoints are serum exposure and immunogenicity, as measured by frequency of anti-drug antibodies. Exploratory endpoints include NE activity and its biomarkers. In addition, we will measure pharmacokinetic and pharmacodynamic biomarkers in BALF.
In May 2019, we entered into the Chiesi Option Agreement with Chiesi, pursuant to which we granted Chiesi an option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada following completion of the Phase 1 trial.
As a result of the COVID-19 pandemic, including patient travel restrictions, we temporarily suspended enrollment in this trial but resumed enrollment during the fourth quarter of 2020. The temporary suspension of enrollment was not related to any observed adverse events from our Phase 1 trial or required by any third party or regulatory authority. Rather, this suspension was made at our discretion and was directly related to circumstances involving the COVID-19 pandemic. Assuming enrollment continues as we anticipate it will, we expect to announce initial Phase 1 data from the multi-dose cohorts during the fourth quarter of 2021. Assuming positive data from this trial, we believe we could initiate potential registration-enabling Phase 2 trials in late 2022.
Other sdAb Development Programs
We believe that the breadth of our technological platform and our strong intellectual property portfolio will enable us to generate multiple future clinical candidates representing significant future revenue opportunities. We plan to continue to advance our sdAb platform and other protein technologies in areas that are considered non-core or indications ancillary to oncology via out-licensing agreements and other corporate partnerships.

License and Collaboration Agreements
We have entered into various license and collaboration agreements. The license agreements discussed below pertain to intellectual property that we own and license to the parties identified below. We retain ownership of the intellectual property subject to the license agreements.
Elpiscience Agreements
We have entered into two different license agreements with Elpiscience Biopharmaceuticals, Inc., or Elpiscience. Each agreement is a standalone license to Elpiscience of a distinct and differentiated protein therapeutic candidate with a separate biological target.
On February 28, 2018, we entered into a license agreement, or the PD-L1 and 4-1BB License Agreement, with Elpiscience, pursuant to which we granted Elpiscience an exclusive license to our bi-specific therapeutic candidate designed to target PD-L1 and 4-1BB, also referred to as INBRX-105. On April 30, 2018, we entered into a license agreement, or the OX40 License Agreement, with Elpiscience, pursuant to which we granted Elpiscience an exclusive license to our multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. Each of the PD-L1 and 4-1BB License Agreement and OX40 License Agreement provides Elpiscience with the right to further advance the respective therapeutic candidates through clinical trials, as well as to manufacture and commercialize these therapeutic candidates in China, Hong Kong, Macau and Taiwan. The PD-L1 and 4-1BB License Agreement and OX40 License Agreement also require us to provide Elpiscience with know-how and materials specific to INBRX-105 and INBRX-106, respectively, including process development and manufacturing data and information necessary to develop INBRX-105 and INBRX-106. Additionally, pursuant to each of the license agreements, Elpiscience granted to us a royalty-free, worldwide, non-exclusive research license to intellectual property created by Elpiscience that incorporates intellectual property we licensed to Elpiscience. In the PD-L1 and 4-1BB License Agreement and OX40 License Agreement, we also agreed to negotiate an agreement to supply Elpiscience with INBRX-105 and INBRX-106, respectively, for their development in China, Hong Kong, Macau and Taiwan.
As payment for the license granted in the PD-L1 and 4-1BB License Agreement, we received a non-refundable upfront payment of $2.5 million and reimbursement of $3.0 million for certain costs we incurred. As payment for the license granted in the OX40 License Agreement, we received a non-refundable fee of $2.5 million, payable in two installments, and reimbursement of $3.4 million for certain toxicology study costs and chemistry, manufacturing and controls costs. In December 2018, we received the first milestone payment of $2.0 million under the PD-L1 and 4-1BB License Agreement. We are also eligible to receive specified developmental and commercial milestone payments of up to an aggregate of $100.0 million under each of the PD-L1 and 4-1BB License Agreement and the OX40 License Agreement. Additionally, we received reimbursement for specific supply-related costs in the amounts of $1.7 million and $1.5 million related to the PD-L1 and 4-1BB License Agreement and the OX40 License Agreement, respectively. Further, each license agreement provides us with the right to receive percentage tiered royalties on future product sales with rates in the high single-digits.
Each of the PD-L1 and 4-1BB License Agreement and the OX40 License Agreement contains representations and warranties, insurance, indemnification and confidentiality provisions customary for similar agreements and arrangements. The terms of the PD-L1 and 4-1BB License Agreement and the OX40 License Agreement commenced on February 28, 2018 and April 30, 2018, respectively, and expire on a country-by-country basis upon the full expiration of Elpiscience’s milestone- and royalty-based payment obligations under each license agreement. The royalty obligations expire upon the later of (i) the expiration of the last valid patent claim for the applicable product in the relevant jurisdiction, and (ii) 12 years following that date of the first commercial sale of the applicable product in the relevant jurisdiction. Each license agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) Elpiscience at any time upon 90 days’ written notice to us. As of December 31, 2020 and based on current plans, the last to expire issued patent (assuming the issuance of a patent based on our pending patent application) licensed under the PD-L1 and 4-1BB License Agreement is projected to expire in January 2037 and the last to expire issued patent (assuming the issuance of a patent based on our pending patent application) licensed under the OX40 License Agreement is projected to expire in August 2039.

Chiesi Option Agreement
In May 2019, we entered into the Chiesi Option Agreement with Chiesi Farmaceutici S.p.A., or Chiesi, pursuant to which we granted Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada. Under the terms of the Chiesi Option Agreement, we received a one-time, non-refundable option initiation payment of $10.0 million in August 2019. If Chiesi exercises its option under the Chiesi Option Agreement, then Chiesi must pay us a one-time, non-refundable fee of $12.5 million upon the effective date of the definitive agreement granting Chiesi the exclusive license.
The option period under the Chiesi Option Agreement began on August 19, 2019. The option period under the Chiesi Option Agreement expires 60 days following the last-to-occur of (a) our delivery to Chiesi of trial phase data for the first Phase I Clinical Trial for INBRX-101 (including the complete clinical study report); (b) our delivery to Chiesi of the finalized minutes from the definitive FDA scientific advice meeting conducted following completion of such Phase I Clinical Trial with the use of the full clinical study report if required by the FDA; and (c) our delivery to Chiesi of the finalized minutes from the definitive parallel EMA-HTA scientific advice meeting conducted following completion of such Phase I Clinical Trial with full use of the clinical study report if required by the EMA. The Chiesi Option Agreement may be terminated by (i) Chiesi upon 30 days’ written notice to us, (ii) either party for the uncured material breach of the other party, and (iii) either party for bankruptcy or other insolvency proceedings of the other party. The Chiesi Option Agreement contains representations, warranties and indemnification provisions customary for similar agreements and arrangements.
Transcenta License Agreement and Technical Services Agreements
On June 21, 2017, we entered into a license agreement, or the Transcenta License Agreement, with Transcenta Holding, Ltd. (formerly Hangzhou Just Biotherapeutics Co., Ltd.), or Transcenta, pursuant to which we granted to Transcenta exclusive, non-transferable rights to develop, manufacture, and sell its products containing our mono-specific protein therapeutic candidate, designed to target DR5, or INBRX-109, or a derivative thereof, within China, Hong Kong, Macau and Taiwan. We also agreed to provide Transcenta with the know-how and materials, including assays and cell lines, necessary to develop the therapeutic candidate. Additionally, pursuant to the Transcenta License Agreement, Transcenta granted to us a royalty-free, worldwide, non-exclusive research license to intellectual property created by Transcenta that incorporates intellectual property we licensed to Transcenta. As payment for the license we granted in the Transcenta License Agreement, we received a non-refundable upfront payment of $2.5 million. In August 2018, the Company achieved the first milestone under the contract for $0.5 million. In June 2019, the Company achieved another milestone under the contract for $1.0 million. Additionally, we are eligible to receive certain developmental and commercial milestone payments of up to an aggregate of approximately $100.0 million, as well as percentage tiered royalties on future product sales with rates ranging between the high single-digits to the low teens.
The Transcenta License Agreement contains representations and warranties, insurance, indemnification and confidentiality provisions customary for similar agreements and arrangements. The term of the Transcenta License Agreement commenced on June 21, 2017, and expires on a country-by-country basis upon the full expiration of Transcenta’s milestone- and royalty-based payment obligations under the Transcenta License Agreement. The royalty payment obligations expire on a product-by-product and country-by-country basis at such time that there is (i) no valid patent claim for the applicable product in the relevant jurisdiction, and (ii) no Generic Product (as defined in this Transcenta License Agreement) of an applicable product available in the relevant jurisdiction. As of December 31, 2020 and based on current plans, the last to expire issued patent (assuming the issuance of a patent based on our pending patent application) licensed under the Transcenta License Agreement is projected to expire in July 2036. The Transcenta License Agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) Transcenta at any time upon 90 days’ written notice to us. In May 2020, we notified Transcenta of potential disputes or disagreements regarding its performance under the Transcenta License Agreement. We are currently in discussions with Transcenta regarding these matters.
On March 19, 2018, we also entered into a technical services agreement, or the March TSA, with Transcenta pursuant to which we provided reasonable assistance with the drug substance transfer between our contract manufacturer and Transcenta. We were reimbursed $0.7 million in April 2018 for the March TSA. The March TSA had a six month term and expired in September 2018. On October 6, 2018, we entered into a second technical services agreement, or the October TSA, to provide reasonable assistance pertaining to the transfer of the drug substance between our contract manufacturer and Transcenta. We were reimbursed $0.4 million in October 2018 for the October TSA. The October TSA also had a six month term and expired in April 2019.
Celgene Agreement
As payment for the license granted in the Celgene Agreement, we may be eligible to receive development and regulatory milestones of up to an aggregate of $934.1 million, assuming the achievement of all potential milestones in the Celgene Agreement, as well as percentage tiered royalties based on future worldwide sales, with rates ranging from between the high single-digits to the low teens, subject to potential reduction when and if comparable third-party products attain certain levels of competitive market share (on a country-by-country basis) and, subject to certain limitations, payments to third parties for third-party intellectual property rights. Celgene’s royalty obligations expire (on a country-by-country basis) upon the later of (i) the expiration of the last valid patent claim for the applicable Celgene Licensed Intellectual Property or related product in a country, and (ii) 12 years following that date of the first commercial sale of the applicable Celgene Licensed Intellectual Property or related product in a country. We are obligated to pay 2% of future amounts received under the Celgene Agreement to advisors who assisted us with the negotiations and other matters in connection with the Celgene Agreement.
The Celgene Agreement contains representations and warranties, insurance, indemnification and confidentiality provisions customary for similar agreements and arrangements. In addition, Celgene has the sole right, but not the obligation, to enforce the intellectual property included in the Celgene Agreement.
The term of the Celgene Agreement commenced on July 1, 2013 and expires on a licensed product-by-licensed product and country-by-country basis on the date of expiration of Celgene’s applicable royalty obligations. As of December 31, 2020 and based on our current plans, the last to expire issued patent licensed under the Celgene Agreement is projected to expire in 2033, absent any extension of term. The Celgene Agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, (iii) Celgene at any time upon 30 days’ written notice to us, and (iv) us, upon Celgene’s, or any of its affiliates’, legal challenge to the validity or enforceability of a licensed patent.
bluebird bio Agreements
The 2018 bluebird Agreement
On December 20, 2018, we entered into a license agreement, or the 2018 bluebird Agreement, with bluebird bio, Inc., or bluebird, pursuant to which we granted to bluebird an exclusive license to use our proprietary sdAb platform to research, develop and commercialize chimeric antigen receptor, or CAR, T-cell therapies. Under the terms of the 2018 bluebird Agreement, we provided bluebird the exclusive worldwide rights to develop, manufacture and commercialize certain cell therapy products containing sdAbs directed to various cancer targets. As payment for the license granted in the 2018 bluebird Agreement, we received a non-refundable upfront payment of $7.0 million. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits.
The 2018 bluebird Agreement contains representations and warranties, indemnification and confidentiality provisions customary for similar agreements and arrangements. The term of the 2018 bluebird Agreement commenced on December 20, 2018, and expires on a product-by-product and country-by-country basis upon the full expiration of bluebird’s milestone- and royalty-based payment obligations under the 2018 bluebird Agreement. The royalty obligations under the 2018 bluebird Agreement expire on a product-by-product and country-by-country basis on the later of (i) the expiration of the last valid patent claim for the applicable product in the relevant jurisdiction; (ii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity, which provides bluebird with the exclusive right to market the applicable product in the relevant jurisdiction, expires; and (iii) 12 years following that date of the first commercial sale of the applicable product in a country. As of December 31, 2020 and based on current plans, the last to expire issued patent (assuming the issuance of one or more patents based on our pending patent applications) licensed under the 2018 bluebird Agreement is projected to expire in May 2040. The 2018 bluebird Agreement may be terminated by (i) either party for the uncured material breach of the other party,

(ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) bluebird at any time upon 30 days’ written notice to us.
The 2020 bluebird Agreement
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
bluebird may exercise its option on a program-by-program basis during the option term. Additionally, bluebird may extend the option term for up to six months in the event that there are additional bona fide development activities that bluebird desires to undertake. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits.
The 2020 bluebird Agreement contains representations and warranties, indemnification and confidentiality provisions customary for similar agreements and arrangements. The term of the 2020 bluebird Agreement commenced on June 9, 2020, and expires on a product-by-product and country-by-country basis upon the full expiration of bluebird’s milestone- and royalty-based payment obligations under the 2020 bluebird Agreement. The royalty obligations under the 2020 bluebird Agreement expire on a product-by-product and country-by-country basis on the later of (i) the expiration of the last valid patent claim for the applicable product in the relevant country; (ii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity, which provides bluebird with the exclusive right to market the applicable product in the relevant country, expires; and (iii) 12 years following that date of the first commercial sale of the applicable product in such country. As of December 31, 2020 and based on current plans, the last to expire issued patent (assuming the issuance of one or more patents based on our pending patent applications) licensed under the 2020 bluebird Agreement is projected to expire in May 2040. The 2020 bluebird Agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) bluebird at any time upon prior written notice within a specified number of days before the termination.
WuXi Agreement
On August 28, 2018, we entered into an Amended and Restated Master Services Agreement, as amended by Amendment No. 1 to Amended and Restated Master Services Agreement dated December 11, 2019, or the WuXi Agreement, with WuXi Biologics (Hong Kong) Limited, or WuXi, pursuant to which we agreed, for three years and subject to certain conditions, to exclusively use WuXi to manufacture our therapeutic candidates for which we plan to first initiate clinical studies outside of China. Under the WuXi Agreement, WuXi and certain of its affiliates will provide biologics development and manufacturing services on a project-by-project basis.
Per the terms of the WuXi Agreement, we will own all intellectual property created, developed or reduced to practice by WuXi in the course of providing services to us; provided that, certain intellectual property created or developed by WuXi may be owned exclusively by WuXi if this intellectual property (i) relates to generally applicable experimental methods, (ii) relates to generally applicable manufacturing processes, or (iii) is derivative of WuXi’s pre-existing intellectual property.
Per the terms of the WuXi Agreement, fees will be mutually agreed upon on a project-by-project basis. We also may be eligible to receive discounts in the low- to mid-single digits for certain projects and services per the terms of the WuXi Agreement.
The WuXi Agreement contains representations and warranties, insurance, indemnification and confidentiality provisions customary for similar agreements and arrangements.

The term of the WuXi Agreement commenced on August 28, 2018 and ends on the date that either party elects to terminate it by providing 30-day written notice to the other party, provided that the WuXi Agreement may only be terminated in this manner if all services requested by pending work orders under the WuXi Agreement have been completed. Work orders commence on the date indicated in each such work order and will terminate upon completion of the services requested therein. Work orders may be terminated by (i) us at any time upon three months’ written notice to WuXi, and (ii) either party for the uncured material breach of the other party, provided that the material breach was not caused by the party terminating the work order.
Intellectual Property
We strive to protect the proprietary technology and information commercially or strategically important to our business. We seek to obtain and maintain, patent rights intended to cover the technologies incorporated into, or used to produce, our therapeutic candidates, the compositions of matter of our therapeutic candidates and their methods of use and manufacture, as well as other inventions that are important to our business. We also seek to obtain strategic or commercially valuable patent rights in the United States and other jurisdictions.
To cover our proprietary technologies and our current pipeline of proprietary products and related methods, such as methods of use, we have filed patent applications representing 39 patent families. As of December 31, 2020, our patent estate, which is solely owned, included 16 issued United States patents, 18 United States pending non-provisional patent applications, 14 United States pending provisional patent applications, 13 pending Patent Cooperation Treaty, or PCT, applications, 164 issued foreign patents and 213 foreign patent applications currently pending in various foreign jurisdictions.
Specifically, we own more than six patent families with claims directed to various sdAb and/or multivalent therapeutic antibodies including, for example, our INBRX-105, INBRX-106, and INBRX-109 therapeutic candidates, and related methods of using the same to treat diseases, e.g., cancer, inflammatory disease, or infectious disease. Patent applications in these families are pending in multiple jurisdictions, including, for example, the United States, Australia, European Patent Organization, Canada, China, Japan, Korea, and Russia; as well as PCT applications and several U.S. provisional applications. Patents in these patent families, if granted, are expected to expire between 2036 and 2039, depending upon their respective filing dates and absent any patent term adjustments or extensions.
We also own two patent families directed to protease inhibitor fusion proteins including, for example, our INBRX-101 therapeutic candidate. Seven United States and 53 foreign patents (Australia, Mexico, Europe (validated in 39 countries), Hong Kong, Japan, South Korea, New Zealand, and Russia) were granted in these families. These patents are expected to expire in 2032 or 2035, absent any patent term extension. Additional patents in this patent family, if granted, are expected to expire in 2032 or 2035, depending upon their respective filing dates and absent any patent term adjustments or extensions.
Additionally, we own two patent families relating to the Celgene Licensed Intellectual Property that are licensed to Celgene. Two United States and 63 foreign patents (Australia, Colombia, China, Europe (validated in 39 countries), Hong Kong, Indonesia, Israel, Japan, South Korea, Mexico, Malaysia, Macao, New Zealand, Peru, Philippines, Russia, Singapore, South Africa and Ukraine) have been granted in these families and include claims directed to anti-CD47 monoclonal antibodies and/or methods of using the same to treat cancer. These patents are expected to expire in 2033, absent any patent term extension. Patent applications in these families are pending in multiple jurisdictions, including, for example, the United States, Australia, European Patent Organization, Canada, China, Japan, South Korea, and Russia. Additional patents in these patent families, if granted, are expected to expire in 2033, depending upon their respective filing dates and absent any patent term adjustments or extensions.

The following patents (including expected 20 year expiration dates) relate to our fusion protein technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	8,986,688	6/28/2032	Composition and method	WAP DOMAIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	9,914,765	6/28/2032	Composition	WAP DOMAIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Mexico	356433	6/28/2032	Composition and use	WAP DOMAIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	8,980,266	6/28/2032	Composition and method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	9,920,109	4/6/2034	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	10,730,929	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	10,723,785	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	10,400,029	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2012275287	6/28/2032	Composition, method and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2017279724	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Europe (validated in AL, AT, BA, BE, BG, CH, CY, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IS, IT, LI, LT, LU, LV, MC, ME, MK, MT, NL, NO, PL, PT, RO, RS, SE, SK, SM, TR)	2726092	6/28/2032	Use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Hong Kong	1197544	6/28/2032	Use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Japan	6674604	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Japan	6737781	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Korea	10-2084944	6/28/2032		SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Mexico	356517	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
New Zealand	619023	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2642310	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2698655	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2728861	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2727452	6/28/2032	Composition and use, method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF

The following patent (including expected 20 year expiration date) relates to our single domain antibody technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	10,526,397	2/7/2036	Composition	NON-IMMUNOGENIC SINGLE DOMAIN ANTIBODIES
The following patents (including expected 20 year expiration dates) relate to our multivalent therapeutic antibody technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	10,308,720	7/18/2036	Composition	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
EP (Validated in: AL, AT, BA, BE, BG, CH, CY, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IS, IT, LI, LT, LU, LV, MC, ME, MK, MT, NL, NO, PL, PT, RO, RS, SE, SI, SK, SM, TR)	3322734	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
JP	6807606	7/18/2036	Composition and method	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
SG	11201800223W	7/18/2036		MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
US	10,093,742	7/22/2036	Composition and method	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
US	10,844,129	7/22/2036	Composition and method	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
US	10,501,551	1/11/2037	Composition and method	MULTIVALENT AND MULTISPECIFIC 41BB-BINDING FUSION PROTEINS
The following patents (including expected 20 year expiration dates) relate to our CD47 antibody technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	9,045,541	2/6/2033	Composition	CD47 ANTIBODIES AND METHODS OF USE THEREOF
US	9,663,575	2/6/2033	Method	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Australia	2013217114	2/6/2033	Composition and method	CD47 ANTIBODIES AND METHODS OF USE THEREOF
China	ZL201380017900.0	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Colombia	14171778	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Eurasia (validated in Russia)	34778	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF

Europe (validated in AL, AT, BA, BE, BG, CH, CY, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IS, IT, LI, LU, LV, MC, ME, MK, MT, NL, NO, PL, PT, RO, RS, SE, SI, SK, SM, TR)	2812443	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Indonesia	IDP00005873	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Japan	6273212	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Korea	10-2100388	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Mexico	360772	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Malaysia	MY-169341-A	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
New Zealand	628314	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Philippines	1/2014/501758	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Singapore	11201404638S	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Ukraine	116772	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
South Africa	201405864	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Hong Kong	HK1205195	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Australia	2013377886	8/6/2033	Composition, method, and use	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
China	ZL201380075409.3	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Indonesia	IDP000058855	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Israel	240390	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Japan	6726238	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Korea	10-2170196	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Macao	J/003573	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF

New Zealand	710695	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Peru	9897	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
South Africa	2015/05745	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
We continually assess and refine our intellectual property strategy as we develop new technologies and therapeutic candidates. As our business evolves, we may, among other activities, file additional patent applications in pursuit of our intellectual property strategy, to adapt to competition or to seize potential opportunities.
The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or USPTO. For example, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our therapeutic candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those therapeutic candidates. We intend to seek patent term extensions in any jurisdiction where these are available and where we also have a patent that may be eligible; however there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
We also rely on trade secrets to protect aspects of our technology and business not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect this intellectual property, in part, by requiring our employees, consultants, outside scientific collaborators, sponsored researchers and other service providers and advisors to execute confidentiality agreements upon the commencement of employment or other relationship with us. In general, these agreements provide that confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements further provide that inventions and discoveries conceived or reduced to practice by the individual that are related to our business, or actual, or demonstrably anticipated, research or development, or made during normal working hours, on our premises or using our equipment, supplies, or proprietary information, are our exclusive property. In many cases our agreements with consultants, outside scientific collaborators, sponsored researchers and other service providers and advisors require them to assign, or grant us licenses to, inventions resulting from the work or services they render under such agreements or grant us an option to negotiate a license to use such inventions.
Further, we expect to rely on data exclusivity, market exclusivity, patent term adjustment and patent term extensions when available.
We seek trademark protection in the United States and in certain other jurisdictions where available and when we deem appropriate. We currently have a registration for “Inhibrx” in the United States. We intend to file applications for trademark registrations in connection with our therapeutic candidates in various jurisdictions, including the United States.

Competition
The biotechnology industry is characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. While we believe that our platforms, technology, knowledge, experience, and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.
Any therapeutic candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our therapeutics, the ease of use and effectiveness of any complementary diagnostics and/or companion diagnostics, and price and levels of reimbursement. Our primary competitors fall into the following groups:
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
The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our therapeutic candidates. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These early stage and more established competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
Government Regulation
Governmental authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our therapeutic candidates must be approved by the FDA through the Biologics License Application, or BLA, process before they may be legally marketed in the United States and will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals in the U.S. and in foreign countries and jurisdictions, and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations, require the expenditure of substantial time and financial resources.
United States Government Regulation
In the United States, the FDA regulates biopharmaceutical products under the Federal Food, Drug, and Cosmetic Act and the Public Health Services Act, or PHSA, and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may subject an applicant to administrative or judicial sanctions brought by the FDA and the Department of Justice, or

DOJ, or other governmental entities, any of which could have a material adverse effect on us. These sanctions could include:
•refusal to approve pending applications;
•withdrawal of an approval;
•imposition of a clinical hold;
•warning or untitled letters;
•seizures or administrative detention of product;
•total or partial suspension of production or distribution; or
•injunctions, fines, disgorgement, or civil or criminal penalties.
BLA Approval Processes
The process required by the FDA before a therapeutic biologic may be marketed in the United States generally involves the following:
•completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to good laboratory practices and other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials according to good clinical practices, or GCPs, to establish the safety and efficacy of the therapeutic candidate for its intended use;
•submission to the FDA of a BLA;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the therapeutic candidate is produced to assess readiness for commercial manufacturing and conformance to the manufacturing-related elements of the application, to conduct a data integrity audit, and to assess compliance with current Good Manufacturing Practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the therapeutic candidate’s identity, strength, quality and purity; and
•FDA review and approval of the BLA.
Preclinical Studies
Once a biopharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.
Human Clinical Trials in Support of a BLA
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must report to the FDA serious and unexpected adverse reactions in a timely manner, such as any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product or therapeutic candidate. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the trial until completed and otherwise comply with IRB regulations.

There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined.
Phase 1-The product or therapeutic candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some therapeutic candidates for severe or life-threatening diseases, such as cancer, especially when the product or therapeutic candidate may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
Phase 2-Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
Phase 3-Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These trials are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling.
A pivotal trial is a clinical trial that adequately meets regulatory agency requirements for the evaluation of a product or therapeutic candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal trials are also Phase 3 trials but may be Phase 2 trials if the trial design provides a reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need. Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product or therapeutic candidate has been associated with unexpected serious harm to patients.
During the development of a new product or therapeutic candidate, sponsors are given opportunities to meet with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of the new therapeutic.
Post-approval trials, sometimes referred to as “Phase 4” clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of “Phase 4” clinical trials.
Concurrent with clinical trials, sponsors usually complete additional animal safety studies, develop additional information about the chemistry and physical characteristics of the product or therapeutic candidate and finalize a process for manufacturing commercial quantities of the product or therapeutic candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product or therapeutic candidate and the manufacturer must develop methods for testing the quality, purity and potency of the product or therapeutic candidate. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product or therapeutic candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product or therapeutic candidate does not undergo unacceptable deterioration over its shelf life.

Marketing Application Submission and FDA Review
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with detailed descriptions of the product’s chemistry, manufacturing, and controls, proposed labeling and other relevant information are submitted to the FDA as part of a BLA requesting approval to market the product.
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for prescription biological or drug products. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.
Under the goals and policies agreed to by the FDA under PDUFA, for original BLAs, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and a sponsor’s process to respond to such inquiries. This FDA review typically takes twelve months from the date the BLA is submitted to the FDA (for a standard review) and eight months from the date the BLA is submitted (for a “priority review”) because the FDA has approximately two months, or 60 days, after BLA submission to make a “filing” decision.
The FDA conducts a preliminary review of a submitted BLA within 60 days of receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is substantially complete to permit a substantive review. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.
Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers these recommendations carefully when making decisions.
The FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require the submission of a risk evaluation and mitigation strategy, or REMS, plan if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the biological product. The REMS plan could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the BLA must submit a proposed REMS plan. The FDA will not approve a BLA without a REMS plan, if required.
Before approving a BLA, the FDA will typically inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements and to assure the integrity of the clinical data submitted to the FDA. To ensure cGMP and GCP compliance by its employees and third-party contractors, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

The approval process is lengthy and often difficult, and notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval or may require additional clinical or other data and information. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve a BLA, the FDA will issue a complete response letter, or CRL, that describes all of the specific deficiencies in the BLA identified by the FDA. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter to the applicant. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
Even if a product receives regulatory approval, the approval may be limited to specific indications and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as “Phase 4” clinical trials, designed to further assess a biological product’s safety and effectiveness, and/or testing and surveillance programs to monitor the safety of approved products that have been commercialized. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Companion Diagnostics
The FDA issued a final guidance document in July 2014 addressing agency policy in relation to in vitro companion diagnostic tests. The guidance explains that for some drugs and therapeutic biologics, the use of a companion diagnostic test is essential for the safe and effective use of the product, such as when the use of a product is limited to a specific patient subpopulation that can be identified by using the test. According to the guidance, the FDA generally will not approve such a product if the companion diagnostic is not also approved or cleared for the appropriate indication, and accordingly the therapeutic product and the companion diagnostic should be developed and approved or cleared contemporaneously. However, the FDA may decide that it is appropriate to approve such a product without an approved or cleared in vitro companion diagnostic device when the drug or therapeutic biologic is intended to treat a serious or life-threatening condition for which no satisfactory alternative treatment exists and the FDA determines that the benefits from the use of a product with an unapproved or uncleared in vitro companion diagnostic device are so pronounced as to outweigh the risks from the lack of an approved or cleared in vitro companion diagnostic device. The FDA encourages sponsors considering developing a therapeutic product that requires a companion diagnostic to request a meeting with both relevant device and therapeutic product review divisions to ensure that the product development plan will produce sufficient data to establish the safety and effectiveness of both the therapeutic product and the companion diagnostic. Because the FDA’s policy on companion diagnostics is set forth only in guidance, this policy is subject to change and is not legally binding.
Fast Track, Breakthrough Therapy, and Priority Review Designations
The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation and priority review designation.
To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the BLA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the BLA. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process.
In addition, with the enactment of the FDA Safety and Innovation Act, or FDASIA, in 2012, Congress created a new regulatory program for product and therapeutic candidates designated by FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval of their respective marketing applications. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.
Finally, the FDA may designate a product for priority review if it is a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an original BLA from the date of filing.
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.
Accelerated Approval Pathway
In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. Drugs and biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.
The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. For example, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large clinical trials to demonstrate a clinical or survival benefit.
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product or therapeutic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. All promotional materials for product and therapeutic candidates being considered and approved under the accelerated approval program are subject to prior review by the FDA.
Patent Term Restoration and Reference Product Marketing Exclusivity for Biological Products
Depending upon the timing, duration and specifics of FDA approval of the use of our therapeutic candidates, some of our United States patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product or therapeutic candidate’s approval date. The patent term restoration period is generally one half of the time between the effective date of an IND and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved product or therapeutic candidate is eligible for the extension and the application for extension must be made prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant BLA.
The Biologics Price Competition and Innovation Act, or the BPCIA, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics such as ours, which are also known as “reference biological products.” The new pathway authorized under the BPCIA allows FDA to approve, under an abbreviated application, a biological product that has been shown to be highly similar to a reference product notwithstanding minor differences in clinically inactive components; there also can be no clinically meaningful differences between the follow-on product and the reference product in terms of safety, purity and potency. Follow-on biological products approved for marketing using this pathway are commonly known as “biosimilars,” and companies seeking approval of biosimilar products must submit in their abbreviated BLAs data from analytical studies, animal studies and a clinical trial or trials sufficient to meet the statutory standard in order to obtain FDA approval.
The BPCIA bars the FDA from approving biosimilar applications for 12 years after a reference biological product receives initial marketing approval. FDA also cannot accept an application for a biosimilar product that is based on the reference biological product until four years after the date of first licensure of the reference product in question. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of a supplement for the reference product for a subsequent application filed by the same sponsor or manufacturer of the reference product for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.
The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation and legislative amendments. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.
Orphan Drug Designation and Orphan Product Exclusivity
Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to a therapeutic candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects either (i) fewer than 200,000 individuals in the United States, or (ii) more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product or therapeutic candidate for this type of disease or condition will be recovered from sales in the United States for that product or therapeutic candidate. Orphan Drug Designation must be requested before submitting a BLA. After the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
If a product or therapeutic candidate that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the approved product is entitled to orphan product exclusivity, which means that the FDA may not approve any other marketing applications for the same drug for the same indication, except under limited circumstances, for seven years. Orphan product exclusivity, however, could also block the approval of one of our therapeutic candidates for seven years if a competitor obtains approval of the same drug as defined by the FDA, or if our therapeutic candidate is determined to be contained within a competitor’s approved drug for the same indication or disease.
In addition, an orphan drug credit is available for qualifying costs incurred between the date the FDA designates a drug as an orphan drug and the date the FDA approves the drug.
Pediatric Exclusivity and Pediatric Use
Pediatric exclusivity is another type of non-patent marketing exclusivity available in the United States and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. Under the Best Pharmaceuticals for Children Act, or BPCA, certain therapeutic candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA, referred to as a Written Request, relating to the use of the active moiety of the product or therapeutic candidate in children. The data do not need to show the product to be effective in the pediatric population studied; rather, the additional protection is granted if the pediatric clinical trial is deemed to have fairly responded to the FDA’s Written Request. Although the FDA may issue a Written Request for studies on either approved or unapproved indications, it may only do so where it determines that information relating to that use of a product or therapeutic candidate in a pediatric population, or part of the pediatric population, may produce health benefits in that population. The issuance of a Written Request does not require the sponsor to undertake the described trials. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.
In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric trials for most therapeutic drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original new drug applications, BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver, and with enactment of FDASIA in 2012, sponsors must also submit Pediatric Study Plans, or PSPs, to the agency for review within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric trial or trials that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric trials along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials or other clinical development programs.
The required assessment must assess the safety and effectiveness of the product or therapeutic candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product and therapeutic candidate is safe and effective. The sponsor or FDA may request a deferral of pediatric trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.
As part of the FDASIA, the United States Congress made several changes to the BPCA and PREA, and permanently reauthorized both laws.
Post-Approval Requirements
Following approval of a new product, the manufacturer and the approved biological product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials.
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product or therapeutic reaches the market. Later discovery of previously unknown problems with a product or therapeutic candidate, including adverse events of unanticipated severity or frequency, may result in in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
•refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; and
•consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

Accordingly, a therapeutic candidate manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:
•record-keeping requirements;
•reporting of adverse experiences with the therapeutic candidate;
•providing the FDA with updated safety and efficacy information;
•therapeutic sampling and distribution requirements;
•notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and
•complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in-patient populations that are not described in the product’s approved labeling, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet.
FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Therapeutic manufacturers and other entities involved in the manufacture and distribution of approved therapeutic products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMPs and other laws. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the BLA applicant and any third-party manufacturers involved in producing the approved biological product. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of quality control and quality assurance.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or the PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or the DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
Regulation Outside of the United States
In addition to regulations in the United States, we will be subject to regulations of other jurisdictions governing any clinical trials and commercial sales and distribution of our therapeutic candidates. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
Under European Union regulatory systems, a company can consider applying for marketing authorization in several European Union member states by submitting its marketing authorization application(s) under a centralized, decentralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The centralized procedure is compulsory for medicines derived from biotechnology, orphan medicinal products, or those medicines with an active substance not authorized in the European Union on or before May 20, 2004 intended to treat acquired immune deficiency syndrome, cancer, neurodegenerative disorders or diabetes and optional for those medicines containing a new active substance not authorized in the European Union on or before May 20, 2004, medicines which are highly innovative, or medicines to which the granting of a marketing authorization under the centralized procedure would be in the interest of patients at the European Union-level. The decentralized procedure provides for recognition by European Union national authorities of a first assessment performed by one of the member states. Under this procedure, an identical application for marketing authorization is submitted simultaneously to the national authorities of several European Union member states, one of them being chosen as the “Reference Member State,” and the remaining being the “Concerned Member States.” The Reference Member State must prepare and send drafts of an assessment report, summary of product characteristics and the labelling and package leaflet within 120 days after receipt of a valid marketing authorization application to the Concerned Member States, which must decide within 90 days whether to recognize approval. If any Concerned Member State does not recognize the marketing authorization on the grounds of potential serious risk to public health, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states. The mutual recognition procedure is similar to the decentralized procedure except that a medicine must have already received a marketing authorization in at least one of the member states, and that member state acts as the Reference Member State.
As in the United States, we may apply for designation of a therapeutic candidate as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made.
Orphan drugs in the European Union enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product, the marketing authorization holder is unable to supply sufficient quantity of the medicinal product or the marketing authorization holder has given its consent.
It is not yet clear how the United Kingdom’s recent withdrawal from the European Union will affect the approval of medicinal products in the United Kingdom. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime the applies to medicinal products and the approval of product candidates in the United Kingdom. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which is provisionally applicable as of January 1, 2021 but has not yet been ratified by the European Parliament. In addition, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, recently issued guidance concerning the UK’s recognition, for purposes of granting UK marketing authorizations, of marketing authorizations issued through the European Union’s decentralised and mutual recognition procedures. We are currently evaluating the potential impacts on our business of the new Trade and Cooperation Agreement and the MHRA’s new guidance on approval pathways for medicinal products.
Coverage, Pricing and Reimbursement
Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. It is time consuming and expensive to seek reimbursement from third-party payors. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. In the U.S., third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.
Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of therapeutics have been a focus in this effort. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic and biosimilar products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement for the pharmaceutical or biological products apply to companion diagnostics.
Moreover, in some foreign countries, the proposed pricing for a product and therapeutic candidate must be approved before it may be lawfully marketed. The requirements governing therapeutic pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our therapeutic candidates. Historically, therapeutic candidates launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.
Healthcare Reform
In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product and therapeutic candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. Moreover, among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access.
For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted in March 2010 and has had a significant impact on the health care industry in the U.S. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. It also included the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug

Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price, or ASP, to HHS beginning on January 1, 2022, subject to enforcement via civil money penalties.
Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA and we expect there will be additional challenges and amendments to the ACA in the future. Members of the US Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA. For example, the Tax Cuts and Jobs Act, or TCJA, was enacted in 2017 and, among other things, removed penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, commonly referred to as the “individual mandate.” In December 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate was a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA were invalid and the law in its entirety was unconstitutional. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance, including the provisions comprising the BPCIA, could be severed from the rest of the ACA so as not to be declared invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will impact the implementation of the ACA, the pharmaceutical industry more generally, and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The 2021 Consolidated Appropriations Act was subsequently signed into law on December 27, 2020 and extends the CARES Act suspension period to March 31, 2021.
Additionally, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law, or P.L. 116-94, that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019, or the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.
Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The United States Department of Health and Human Services, or HHS, has solicited feedback on some of various measures intended to lower drug prices and reduce the out of pocket costs of drugs and implemented others under its existing authority. For example, in May 2019, HHS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified an HHS policy change that was effective January 1, 2019. As part of the Trump administration’s so-called “Blueprint” to lower drug prices, HHS and FDA also released on July 31, 2019 their Safe Importation Action Plan proposing two different pathways for the importation of foreign drug products. One pathway focuses on the importation of certain drugs from Canada, which required the agencies to go through notice-and-comment rulemaking, while the second pathway allows manufacturers to distribute their drugs manufactured abroad and was released as agency policy in an FDA guidance document first issued in December 2019. FDA’s notice of proposed rulemaking to implement a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada was published at the end of December 2019 and in September 2020, the rulemaking was finalized by the FDA. Those new regulations became effective on November 30, 2020, although the impact of such future programs is uncertain, in part because lawsuits have been filed challenging the government’s authority to promulgate them. The final resolutions may also be vulnerable to being overturned by a joint resolution of disapproval from Congress under the procedures set forth in the Congressional Review Act, which could be applied to regulatory actions taken by the Trump administration on or after August 21, 2020 (i.e., in the last 60 days of legislative session of the 116th Congress. Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs making this area subject to ongoing uncertainty.
As another example, in July 2020, President Trump announced four executive orders related to prescription drug pricing that attempted to implement several of his Administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices (which was subsequently implemented by HHS and then challenged in federal court by industry groups in December 2020); on that directed HHS to finalize the Canadian drug importation proposed rule previously issued by HHS (which has since been finalized, as noted above) and makes other changes allowing for personal importation of drugs from Canada; one that directed HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers after HHS confirms that the action is not projected to increase federal spending, Medicare beneficiary premiums, or patients’ total out-of-pocket costs (which HHS finalized in November 2020, also making those rules subject to potentially being overturned under the Congressional Review Act); and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The probability of success of these newly enacted policies and their impact on the U.S. prescription drug marketplace is unknown. There are likely to be political and legal challenges associated with implementing these reforms as they are currently envisioned, and the January 20, 2021 transition to a new Democrat-led presidential administration created further uncertainty. Following his inauguration, President Biden took immediate steps to order a regulatory freeze on all pending substantive executive actions in order to permit incoming department and agency heads to review whether questions of fact, policy, and law may be implicated and to determine how to proceed.
Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services.

Other Healthcare Laws
Our current and future business operations are subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we research, and, if approved, market, sell and distribute our therapeutic candidates. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, physician sunshine and drug pricing transparency laws and regulations such as:
•The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The federal Anti-Kickback Statute is subject to evolving interpretations. In the past, the government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on sham consulting and other financial arrangements with physicians. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•The federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalty laws, prohibit, among other things, knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the U.S. government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. government. Actions under these laws may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. The federal government uses these laws, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of products for unapproved uses and other allegedly unlawful sales and marketing practices;
•The U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal, civil and criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•The Physician Payments Sunshine Act, enacted as part of the ACA, among other things, imposes reporting requirements on manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to HHS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors and, beginning in 2022 for payments and other transfers of value provided in the previous year, certain advanced non-physician health care practitioners), teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations impose specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses, that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions; and

•Analogous state laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws which require the registration of pharmaceutical sales representatives; and state laws and non-United States laws and regulations (particularly European Union laws regarding personal data relating to individuals based in Europe) that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.
Moreover, in November 2020, HHS finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the Physician Self-Referral Law, or Stark Law, and the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the healthcare industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants. As noted above in the section called “Healthcare Reform,” however, those final rules may be potentially overturned under the Congressional Review Act following the change in control of the legislative and executive branches in January 2021.
Ensuring that our current and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any such requirements, we may be subject to significant civil, criminal and administrative penalties, including monetary damages, fines, disgorgement, imprisonment, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, reputational harm, diminished profits and future earnings, additional reporting requirements if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with any of these laws, and the curtailment or restructuring of our operations.
Manufacturing
We do not own or operate manufacturing facilities for the production of any of our therapeutic candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently have relationships with suppliers for the manufacture of supplies for all of our required raw materials, antibodies and other biologics for our preclinical research, clinical trials, and if and when applicable, commercialization. We currently employ internal resources to manage our manufacturing relationships with these third parties.
Facilities
Our headquarters are located in La Jolla, California where we currently lease approximately 34,000 square feet of laboratory and office space under a lease that expires in 2025. We have an option to extend the lease an additional five years. In May 2019, we executed an amendment to our lease agreement to expand our facilities by approximately 9,000 square feet and occupancy for that space commenced in January 2020. We believe that this space is sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.
Employees
As of December 31, 2020, we had 91 employees, 84 of whom were full-time, and 79 of whom were engaged in research and development activity. None of our employees are represented by a labor union and we believe we maintain good relations with our employees.
Corporate Information
We were incorporated under the laws of the State of Delaware on November 17, 2017 under the name Tenium Therapeutics, Inc. In April 2018, we changed our name to Inhibrx, Inc.

Available Information
Our internet address is www.inhibrx.com, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investors section on our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results, financial condition, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Summary Risk Factors
Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the section of this Annual Report titled “Risk Factors”. These risks include, among others, the following:
•We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate product revenue or become profitable, or if we achieve profitability, we may not be able to sustain it.
•Biotechnology product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.
•Our therapeutic candidates are in early stages of development and may fail or suffer delays that materially and adversely affect their commercial viability, and the results of any preclinical studies or clinical trials may not be predictive of the results of later clinical trials. If we, or our collaboration partners, are unable to advance our therapeutic candidates through clinical development, obtain regulatory approval and ultimately commercialize our therapeutic candidates, or experience significant delays in doing so, our business will be materially harmed.
•The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our therapeutic candidates, our business will be substantially harmed.
•We will need substantial additional funding in order to complete the development and commercialization of our therapeutic candidates.
•We rely on third parties to conduct all of our clinical trials and certain of our preclinical studies and for the manufacture of our therapeutic candidates and we intend to continue to do so. If these third parties do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development programs could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.
•If we are not able to obtain and enforce patent protection for our technologies or therapeutic candidates, development and commercialization of our therapeutic candidates may be adversely affected.
•We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the therapeutic candidates we develop, our commercial opportunities will be negatively impacted.
•Our clinical trials, regulatory approval prospects, access to capital, performance of third parties and our business may be adversely affected by circumstances and uncertainties related to the COVID-19 pandemic.

Risks Related to Our Financial Condition and Need for Additional Capital
We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate product revenue or become profitable, or if we achieve profitability, we may not be able to sustain it.
We are a clinical-stage biotechnology company. To date, we have financed our operations through equity and debt financings, license and milestone revenue and grants. We have incurred significant recurring operating losses since our inception. Our net loss for the years ended December 31, 2020 and 2019 was $76.1 million and $51.4 million, respectively. As of December 31, 2020, we had an accumulated deficit of $145.4 million. We expect to incur additional losses in future years as we execute our plan to continue our discovery, research and development activities, including the manufacturing of and ongoing and planned preclinical and clinical development of our therapeutic candidates, and as we incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.
We have devoted substantially all of our financial resources and efforts to developing our therapeutic candidates, identifying potential therapeutic candidates and conducting preclinical studies and clinical trials. We are still in the early stages of developing our therapeutic candidates, and we have not yet demonstrated an ability to successfully conduct or complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had more experience developing therapeutic candidates. We previously entered into the Chiesi Option Agreement and a license agreement, or the Celgene Agreement, with Celgene Corporation, a Bristol-Myers Squibb Company, or Celgene. Our ability to generate revenue and achieve profitability, including any revenue we may receive pursuant to the Chiesi Option Agreement or the Celgene Agreement, depends in large part on our ability, alone or with license partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, our therapeutic candidates. For example, while we believe it is possible Celgene may incorporate our proprietary CD47 binding domain, or the Celgene Licensed Intellectual Property, into a multispecific format with another antibody for future development pursuant to the Celgene Agreement, this may not occur. We believe it is unlikely we will receive additional milestone payments pursuant to the Celgene Agreement unless Celgene develops a therapeutic candidate under the Celgene Agreement and advances that therapeutic candidate beyond Phase 1 clinical trials. Even if we achieve development or commercial milestones, generate product royalties or generate product sales, including any milestones and royalties we may be eligible to receive pursuant to the Celgene Agreement or the Chiesi Option Agreement, we may never achieve or sustain profitability on a quarterly or annual basis. We do not anticipate generating revenue from sales of products for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our and our collaborators’ success in:
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
Because of the numerous risks and uncertainties associated with biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, the European Medicines Agency, or EMA, or other comparable foreign authorities to perform preclinical studies or clinical trials in addition to those we currently anticipate, or if there are any delays in completing our clinical trials or the development of any of our therapeutic candidates, our expenses could increase and revenue could be further delayed.
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
As of December 31, 2020, we had $128.7 million in cash. We expect our expenses to increase in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned preclinical and clinical development of our therapeutic candidates. Identifying potential therapeutic candidates and conducting preclinical testing and clinical trials are time consuming, expensive and uncertain processes that take years to complete, and we, or our collaborators, may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our therapeutic candidates, if approved, may not achieve commercial success.
We believe that our existing cash and cash equivalents, will be sufficient to fund our planned operations through at least the 12 month period following the date of this Annual Report. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our current and our planned preclinical studies and clinical trials for our current therapeutic candidates or other therapeutic candidates we may seek to develop may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect, or we could expand our clinical trials to additional indications which could increase clinical trial expenses. Because successful development of our therapeutic candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our therapeutic candidates. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. In addition, our ability to obtain future funding when needed through equity financings, debt financings or strategic collaborations may be particularly challenging in light of the uncertainties and circumstances regarding the COVID-19 pandemic (as defined below).
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
The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants therein, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Additionally, in July 2020 and November 2020, we borrowed from Oxford (as defined below) $10.0 million and $20.0 million, respectively under the Amended 2020 Loan Agreement (as defined below), which, as further described below, also has covenants restricting our ability to declare dividends or incur additional indebtedness.
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
•delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
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
The therapeutic candidates we or our collaborators pursue may not demonstrate the necessary safety or efficacy requirements for regulatory approval. Further, a clinical trial may be suspended or terminated by us, our collaborators, the Institutional Review Boards of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations, administrative actions or lack of adequate funding to continue the clinical trial. Clinical holds may be placed prior to a clinical trial even beginning, in order to address potential safety and risk concerns of regulatory authorities, and partial or complete clinical holds can be imposed at any time during a trial. Furthermore, while we perform certain similar functions internally, we expect to rely on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect to enter into and have entered into agreements governing those CROs’ committed activities, we have limited influence over their actual performance.
If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our therapeutic candidates, the commercial prospects of our therapeutic candidates will be harmed, and our ability to generate product revenue or receive royalties from any of these therapeutic candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue. If we were to cancel the development of any of our therapeutic candidates, we may still be required to pay certain non-cancellable commitments to our CROs under the terms of our various CRO contracts. Our approach to protein engineering is novel and unproven, and as such, the cost, time needed to develop, and likelihood of success of our therapeutic candidates may be more uncertain than if we employed more established drug development approaches. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our therapeutic candidates.
The results of preclinical studies and early stage clinical trials of our therapeutic candidates may not be predictive of the results of later stage clinical trials. Initial results or observations in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.
Success in preclinical studies and early clinical trials does not ensure that later and pivotal clinical trials will generate the same results, or otherwise provide adequate data to demonstrate the safety and efficacy of a therapeutic candidate. Frequently, therapeutic candidates that have shown promising results in preclinical studies or early clinical trials have subsequently suffered significant setbacks in later or pivotal clinical trials. The initiation of registration-enabling trials for INBRX-109, or for any of our other therapeutic candidates, is and would be predicated on positive Phase 1 trial results and acceptance of our IND amendment by the FDA. Our therapeutic candidates in clinical trials, including INBRX-109, INBRX-106, INBRX-105 and INBRX-101, may ultimately fail to show the desired safety and efficacy in clinical trials despite having progressed through preclinical studies and despite any initial observations of single agent activity, stable disease or partial responses. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development, including development in registration-enabling trials, of any of our therapeutic candidates. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies or trials, and any of these setbacks in our clinical development could have a material adverse effect on our business and operating results.
Our therapeutic candidates may cause undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
Undesirable side effects caused by our therapeutic candidates could cause us, our collaborators or regulatory authorities, to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Results of our clinical trials or the clinical trials of our collaborators could reveal a high and unacceptable severity of adverse side effects and it is possible that patients enrolled in these clinical trials could respond in unexpected ways. For instance, INBRX-109, INBRX-106, and INBRX-105 are all therapeutic candidates targeting oncology indications that are clinically evaluated in very sick populations, and INBRX-101 is a therapeutic candidate focused on AATD, a rare disease with a relatively small patient population. It may be difficult to establish safety and efficacy in these types of patient populations. Further, we intend to develop certain of our therapeutic candidates in combination with one or more cancer therapies. This combination may have additional side effects that were not present in preclinical studies or clinical trials of our therapeutic candidates conducted as a monotherapy or in combination with other cancer therapies. The uncertainty resulting from the use of our therapeutic candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.
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
•we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients or to implement other aspects of a REMS such as a restricted distribution program or educational programs for prescribers;
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
We may not be able to initiate or continue clinical trials for our therapeutic candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, we may have particular difficulty enrolling patients for our clinical trials for INBRX-101 since patients with AATD are particularly susceptible to COVID-19 and the physicians acting as clinical investigators for our clinical sites may be otherwise engaged with treating COVID-19 patients. For instance, during the second and third quarters of 2020 as a result of the COVID-19 pandemic, we temporarily suspended enrollment for our trial for INBRX-101. This trial resumed enrollment during the fourth quarter of 2020 but there is no guarantee that we will not have to suspend enrollment for this trial again in the future. Should any competitors have ongoing clinical trials for therapeutic candidates treating the same indications as our therapeutic candidates, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ therapeutic candidates.
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
We have provided, and will continue to provide, a number of timing estimates regarding the initiation of clinical trials and clinical development milestones, and the expected availability of data resulting from these trials for certain of our therapeutic candidates. We expect to continue to estimate the timing of these types of development milestones and our expected timing for the accomplishment of various other scientific, clinical, regulatory and other product development objectives. From time to time, we may publicly announce the expected timing of some of these events. However, the achievement of many of these milestones and events may be outside of our control. All of these timing estimations are based on a variety of assumptions we make which may cause the actual timing of these events to differ from the timing we expect, including
•our available capital resources and our ability to obtain additional funding as needed;
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
We expect from time to time, to publish initial, interim, topline or preliminary data from our clinical trials. In particular, we previously reported observed signs of partial responses and stable disease in initial data from our Phase 1 clinical trial for INRBRX-109 and noted observed signs of partial responses, disease control and tumor regression in initial and interim data from our Phase 1 clinical trial for INBRX-106. Our clinical trials are also conducted as “open-label” trials. An open-label trial is one where both the patient and investigator know whether the patient is receiving the therapeutic candidate and where we (as the sponsor) have access to trial data on an ongoing basis during the trial. These initial and interim data from INBRX-109 and INBRX-106 and other initial, interim, topline and preliminary data from our clinical trials that we may publish from time to time or that we may observe on an ongoing basis in our open-label trials may change as more patient data become available and, accordingly, they are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, more patient data become available and we issue our final clinical trial report. Initial, interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, initial, interim, topline and preliminary data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.

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
While we expect to continue our current clinical trials and expect to initiate clinical trials in the near term for many of our therapeutic candidates, we do not have the ability to independently conduct clinical trials. As such, while we perform certain functions internally, we currently rely and intend to continue to rely on third-party CROs, clinical data management organizations and consultants to help us design, conduct, supervise and monitor clinical trials of our therapeutic candidates. As a result, we will have less control over the timing, quality and other aspects of our clinical trials than we would have had we conducted them on our own. There is a limited number of third party service providers that specialize or have the expertise required to achieve our business objectives. If any of our relationships with these third-party CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative CROs or investigators or to do so on commercially reasonable terms. Further, these investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials. These third parties may also be susceptible to disruption as a result of health crises such as the COVID-19 pandemic or periods of societal unrest. For example, we currently retain CROs located in Hong Kong. These CROs may be negatively affected by, or subject to disruption arising from, the societal unrest and regulatory regime change related to China’s recent passage of a national security law exerting additional control by mainland China over activities in Hong Kong. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy the legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines for any reason, our clinical development programs could be delayed and otherwise adversely affected.
In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the relevant study or trial. The FDA requires preclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with GCPs including practices and requirements for designing, conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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
We are currently party to two different license agreements, or the Elpiscience Agreements, with Elpiscience, pursuant to which we granted Elpiscience exclusive licenses for the development and, if approved, commercialization of INBRX-105 and INBRX-106 in China, Hong Kong, Macau and Taiwan. We are also party to the Transcenta License Agreement, with Transcenta, pursuant to which we granted Transcenta an exclusive license for the development and, if approved, commercialization of INBRX-109 in China, Hong Kong, Macau and Taiwan. Ultimately, Chiesi may not exercise its option pursuant to the Chiesi Agreement. If Chiesi does not exercise its option under the Chiesi Agreement, we could incur additional expenses for the development, and if approved, the commercialization of INBRX-101. We may enter into additional collaborations with third parties in the future, including collaborations with Chiesi if Chiesi exercises its option pursuant to the Chiesi Option Agreement. Any collaborations that we are party to may pose several risks, including the following:
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
In addition, we may have disagreements with these collaborators, including disagreements over proprietary rights, collaborator performance, contract interpretation or the preferred course of development of any therapeutic candidates. Any disagreement we may have with our collaborators, may cause delays or termination of the research, development or commercialization of our therapeutic candidates pursuant to the applicable agreement, may lead to additional responsibilities for us with respect to our therapeutic candidates or may result in litigation or arbitration, any of which would be time-consuming and expensive and which would likely divert the attention of our management from our core research and development activities. These types of disputes could materially harm our financial condition and our business.
The manufacture of biotechnology products is complex, and manufacturers often encounter difficulties in production. If we or any of our third party manufacturers encounter such difficulties, or otherwise fail to comply with their contractual obligations, the development or commercialization of our therapeutic candidates could be delayed or stopped.
While we have found that our sdAb-based therapeutic candidates can be readily manufactured at high yields with established processes used to produce therapeutic proteins, the manufacture of biotechnology products is generally complex and requires significant expertise and capital investment. We and our contract manufacturers must comply with cGMP regulations and guidelines for clinical trial product manufacture and for commercial product manufacture. Manufacturers of biotechnology products often encounter difficulties in production, particularly in scaling up, addressing product quality, product comparability, validating production processes and mitigating potential sources of contamination. These problems include difficulties with raw material procurement, production costs and yields, quality control, product quality, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminations are discovered in our therapeutics or in the manufacturing facilities in which our therapeutics are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.
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
If we were to experience an unexpected loss of supply of, or if any supplier were unable to meet our demand for any of our therapeutic candidates or future approved products we seek to commercialize, if any, we could experience delays in our research or planned clinical studies or be forced to stop our development or commercialization efforts. We could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes and at an acceptable cost. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, would significantly delay our clinical studies and the commercialization of our therapeutics, if approved, which would materially adversely affect our business, prospects, financial condition and results of operation.
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
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to develop and manufacture our therapeutic candidates for use in the conduct of our trials or for commercial supply, if our therapeutics are approved. Instead, we rely on, and expect to continue to rely on third-party providers to manufacture the supplies for our preclinical studies and clinical trials. We currently rely on a limited number of third-party contract manufacturers for all of our required raw materials, antibodies, other biologics for our preclinical research and clinical trials, as well as for the manufacture of supplies for our therapeutic candidates. To the extent any of our manufacturing partners is unable to fulfill these obligations in a timely manner, including as a result of circumstances relating to the COVID-19 pandemic or circumstances related to China’s implementation of its recently adopted security law to exert additional control over activities in Hong Kong, our clinical trials may be delayed and our business may be adversely affected. In general, reliance on third party providers may expose us to more risk than if we were to manufacture our therapeutic candidates ourselves. We do not control the operational processes of the contract manufacturing organizations with whom we contract, and are dependent on these third parties for the production of our therapeutic candidates in accordance with relevant regulations (such as cGMP), which include, among other things, quality control and the maintenance of records and documentation.
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
During 2020, COVID-19 spread to most regions of the world, including California, where our primary office and laboratory space is located.
As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•We are, with our partners, conducting clinical trials and other research in geographies that are affected by the COVID-19 pandemic. Potential impacts of the COVID-19 pandemic on our various clinical trials may include delays related to patient enrollment, dosing and study monitoring due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions. They may also be impacted by the prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA, or other reasons related to the pandemic. For example, we temporarily suspended enrollment for our INBRX-101 Phase 1 clinical trial as a direct result of the COVID-19 pandemic during the second and third quarters of 2020. While our oncology-related clinical trials have not been materially impacted to date, it is possible that these programs may be negatively impacted in the future. If the COVID-19 pandemic continues, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment, further or additional delays in enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our trials. It is unknown how long these suspension, pauses or disruptions could continue. FDA has issued a guidance for industry, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards,” which is being periodically updated to continue clarifying for affected stakeholders to ensure the safety of clinical trial participants, maintain compliance with GCPs, and minimize risks to trial and clinical data integrity. We intend to follow FDA’s recommendations in order to address unavoidable protocol deviations due to COVID-19 illness or COVID-19 control measures, as appropriate.
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
•Our employees conducting research and development activities may be more limited in their ability to access our laboratories for an extended period of time as a result of the rigorous workplace policies and guidelines implemented as a result of the COVID-19 pandemic. Additionally, it is possible that governmental authorities will further modify current restrictions. As a result, this could delay timely completion of our research and development efforts.
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
In July 2020, we borrowed $10.0 million under the loan and security agreement, or the 2020 Loan Agreement, with Oxford Finance LLC, or Oxford, and in November 2020, we borrowed an additional $20.0 million under an amendment to the 2020 Loan Agreement, or the Amended 2020 Loan Agreement. Our obligations under the Amended 2020 Loan Agreement, are secured by substantially all of our assets, other than our intellectual property. The Amended 2020 Loan Agreement, requires us, and any debt arrangements or instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:
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
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, patents and patent applications protecting, or seeking to protect, our therapeutic candidates and methods for treating patients using our therapeutic candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Our patent estate includes various issued United States patents, United States pending non-provisional patent applications, United States pending provisional applications, pending PCT applications, issued foreign patents, and foreign patent applications currently pending in various foreign jurisdictions.
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
The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which non-compliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents. As such, we do not know the degree of future protection that we will have on our proprietary therapeutics and technology.
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
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Our assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
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
In addition to seeking patent protection for certain aspects of our therapeutic candidates, we also consider trade secrets, including confidential and unpatented know-how important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed to be of limited value. Trade secrets and confidential know-how are difficult to maintain as confidential. We seek to protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, partners, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Our assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
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
In particular, obtaining marketing approval for biological products requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing, and packaging facilities by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in cGMP compliance by us or by our contract development and manufacturing organizations, or CDMOs, that could result in the candidate not being approved. Moreover, we have not obtained regulatory approval for any therapeutic candidate in any jurisdiction and it is possible that none of our existing therapeutic candidates or any therapeutic candidates we may seek to develop in the future will ever obtain regulatory approval.
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
Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our partnerships in China. China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The United States government has called for substantial changes to foreign trade policy with China and has raised, and has proposed to further raise in the future, tariffs on several Chinese goods. China has retaliated with increased tariffs on United States goods. Moreover, China’s legislature has recently adopted a national security law to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limit the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to with business as previously conducted. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. The U.S. State Department has recently enacted sanctions related to China’s governing of Hong Kong, and the United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. Any further changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies are also unpredictable. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our partnerships in China which could materially harm our business and financial condition.

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
In March 2010, the ACA was enacted, which includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers in the United States. It also included the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The ACA continues to significantly impact the United States’ pharmaceutical industry.
Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in September 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. Those new regulations became effective on November 30, 2020, although the impact of such future programs is uncertain. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. Notably, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS (which has since been finalized, as noted above) and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers after HHS confirms that the action is not projected to increase federal spending, Medicare beneficiary premiums, or patients’ total out-of-pocket costs; and one that reduces costs of insulin epinephrine auto-injectors to patients of Federally Qualified Health Centers. President Trump issued another executive order on September 13, 2020 that directs HHS to undertake rulemaking in order to test an international reference pricing model for prescription drug products. The probability of success of these newly announced policies and their impact on the U.S. prescription drug marketplace is unknown. There are likely to be political and legal challenges associated with implementing these reforms as they are currently envisioned.
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
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biologic therapeutics. For example, on December 20, 2019, President Trump signed P.L. 116-94 that includes a piece of bipartisan legislation called the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products to deny generic and biosimilar product developers access to samples of brand products. Whether and how generic and biosimilar product developers will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on the U.S. biopharmaceutical industry are unknown. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our therapeutic candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-approval testing and other requirements.
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
•HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for a disease or condition will be recovered from sales in the United States for that drug or biologic. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity.
We may seek orphan drug status for one or more of our therapeutic candidates, but the FDA may not approve any such request. Even if the FDA grants orphan drug status to one or more of our therapeutic candidates, exclusive marketing rights in the United States may be limited if we seek FDA marketing approval for an indication broader than the orphan designated indication. Additionally, any therapeutic candidate that initially receives orphan drug status designation, may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, others may obtain orphan drug status for products addressing the same diseases or conditions as products we are developing, thus limiting our ability to compete in the markets addressing such diseases or conditions for a significant period of time.
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
Our ability to utilize our net operating loss, or NOL, carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Corresponding rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the initial public offering of our common stock, or our IPO, or other transactions, or any resulting limitations, if any, on our ability to utilize our NOL carryforwards and other tax attributes. Even if there is no limitation on utilization of our NOL carryforwards as the result of an ownership change, the utilization of NOL carryforwards originating from a loss incurred in a year after 2017 is limited and may reduce taxable income in any post-2020 year by no more than 80% of the pre-NOL taxable income in such year. If we earn taxable income in a future year, such limitations on utilization of NOL carryforwards could result in increased future tax liability to us and our future cash flows could be adversely affected.
New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. United States federal legislation affecting the tax laws was enacted in December 2017 (the TCJA), March 2020 (the Families First Coronavirus Response Act), and again in March 2020 (the CARES Act). We cannot estimate how the changes in tax law from this legislation will affect our tax liability in future years, but we have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits from those assets.
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
Risks Related to Ownership of Our Common Stock
We do not know whether an active, liquid and orderly trading market will continue for our common stock and as a result it may be difficult for you to sell your shares of our common stock.
Prior to our IPO in August 2020, there was no public market for shares of our common stock. Shares of our common stock only recently began trading on the Nasdaq Global Market and we can provide no assurance that we will be able to sustain an active trading market for our shares. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. Furthermore, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies, technologies or other assets by using our shares of common stock as consideration.
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
As of December 31, 2020, our executive officers, directors and holders of more than 5% of our capital stock beneficially owned approximately 60.6% of our shares of common stock outstanding. Accordingly, this group of stockholders will continue to have significant control over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
As of December 31, 2020, we had 37,712,390 shares of common stock outstanding. Of these shares, 8,050,000 shares sold in our IPO are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates”, as that term is defined in Rule 144 under the Securities Act, or Rule 144. The holders of the remaining 29,662,390 shares of common stock, or 78.7% of our outstanding shares of common stock were prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters. The lock-up agreements expired on February 14, 2021. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of then outstanding options or warrants, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. The Amended 2020 Loan Agreement, and future debt financing agreements may require us to have the lender’s permission before declaring dividends on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.
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
We will continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.
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
Our amended and restated certificate of incorporation designates, the Court of Chancery of the State of Delaware, or the Chancery Court, or the federal district court for the District of Delaware, or the District Court of Delaware, or the other federal district courts of the United States as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Item 2. Properties.
Our headquarters are located in La Jolla, California where we currently lease approximately 43,000 square feet of laboratory and office space under a lease that expires in 2025. We have an option to extend the lease an additional five years. We believe that this space is sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

Item 3. Legal Proceedings.
We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on the Nasdaq Global Market in August 2020 under the ticker symbol “INBX.”
Holders of Common Stock
As of February 28, 2021, we had 37,747,664 outstanding shares of common stock and approximately 114 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, our financial condition, our capital requirements, general business conditions, our future prospects and other factors that our board of directors may deem relevant. In addition, the terms of the Amended 2020 Loan Agreement restrict our ability to pay dividends without the prior written consent of Oxford. Investors should not purchase our common stock with the expectation of receiving cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this Annual Report on Form 10-K for information about our equity compensation plans which is incorporated by reference herein.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
On August 18, 2020, the SEC declared effective our registration statement on Form S-1 (File No. 333-240135), as amended, filed in connection with our IPO. Our IPO closed on August 21, 2020, and we issued and sold 8,050,000 shares of our common stock at a price to the public of $17.00 per share, which included the exercise in full of the underwriters’ option to purchase additional shares. We received gross proceeds from our IPO of $136.9 million, before deducting underwriting discounts, commissions and offering costs of $11.0 million, for net proceeds of approximately $125.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.
The joint book-running managing underwriters of the offering were Jefferies LLC, Evercore Group L.L.C. and Credit Suisse Securities (USA) LLC, with LifeSci Capital as Co-Manager.
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank deposits and money market funds. Through December 31, 2020, we have used a portion of the net proceeds from our IPO for research and development of our programs and for general corporate purposes. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Consolidated Financial Data.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, or Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the section of this Annual Report titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We currently have four programs in ongoing clinical trials, with the most advanced expected to initiate a registration-enabling trial in mid-2021. Three of these programs are for the treatment of various cancers, and one for the treatment of Alpha-1 Antitrypsin Deficiency, or AATD. Our most advanced therapeutic candidate, INBRX-109, is a tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, synovial sarcoma, mesothelioma and pancreatic adenocarcinoma. We plan to submit an amended Investigational New Drug Application, or IND, to the U.S. Food and Drug Administration, or the FDA, for INBRX-109 during March 2021. We expect to initiate a registration-enabling trial evaluating INBRX-109 in patients diagnosed with conventional chondrosarcoma around mid-2021. INBRX-106 is a hexavalent OX40 agonist, currently being investigated as a single agent and in combination with Keytruda, in patients with locally advanced or metastatic solid tumors. Both INBRX-109 and INBRX-106 programs are designed to achieve target agonism through precise control of therapeutic valency. INBRX‑105 is a conditional 4-1BB agonist, currently being investigated in patients with locally advanced or metastatic solid tumors, as a single agent and initiating in combination with Keytruda during the second quarter of 2021. Our fourth program, INBRX-101, is an optimized, recombinant alpha 1 antitrypsin, or AAT, augmentation therapy for AATD. We anticipate additional data releases from all four of our clinical programs in 2021.
We have developed a diverse pipeline of therapeutic candidates that are specifically designed to leverage the power of our core sdAb platform and protein engineering expertise, as shown below:

INBRX-109	INBRX-106	INBRX-105	INBRX-101
Tetravalent DR5 agonist	Hexavalent OX40 agonist	PD-L1x4-1BB tetravalent conditional agonist	AAT-Fc fusion protein

Program	Therapeutic Area	Target(s)/Format	STAGE OF DEVELOPMENT				Anticipated Next Milestones
			Preclinical	Phase 1	Phase 2	Phase 3
INBRX-109*	Oncology	DR5 Tetravalent Agonist
• Initiation of Trials-
◦Registration-enabling Phase 2 trial in conventional chondrosarcoma –Mid-2021^
◦Ewing combination cohort – Mid-2021

• Initial Data-
◦Mesothelioma and pancreatic adenocarcinoma chemotherapy combination cohorts – Q4 2021
◦Synovial sarcoma cohort (single agent) – 2H 2021
◦Ewing combination cohort –1H 2022

INBRX-106**	Oncology	OX40 Hexavalent Agonist					• Initial Data- ◦ Escalation with Keytruda – Q3 2021 ◦ Expansion with Keytruda cohorts – Mid-2022

INBRX-105**	Oncology	PD-L1 x 4-1BB Tetravalent Conditional Agonist					• Initial Data- ◦ Escalation with Keytruda cohorts – Q4 2021 ◦ Expansion with Keytruda cohorts – Q3 2022

INBRX-101***	Orphan/Respiratory	Neutrophil Elastase AAT-Fusion Protein					• Initial multiple ascending dose data – Q4 2021

__________________
*    Third party partnership with Chinese biotechnology company, Transcenta Holding, Ltd. (formerly Hangzhou Just Biotherapeutics Co., Ltd.), or Transcenta, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.
**    Third party partnership with Chinese biotechnology company, Elpiscience Biopharmaceuticals, Inc., or Elpiscience, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.
***    Commercialization and development rights outside of the United States and Canada, subject to an option agreement with Chiesi Farmaceutici S.p.A., or Chiesi.
^     The FDA granted fast track designation to INBRX-109 for the treatment of patients with unresectable or metastatic conventional chondrosarcoma in January 2021. Advancing INBRX-109 into registration-enabling randomized Phase 2 trials is contingent upon the FDA’s approval of the Company’s IND amendment, which is planned to be submitted in March 2021.

Since our inception, we have had significant operating losses. Our net loss for the years ended December 31, 2020 and 2019 was $76.1 million and $51.4 million, respectively. During August 2020, we completed an initial public offering of our common stock, or our IPO, in which we sold 8,050,000 shares of common stock at an offering price of $17.00 per share. Proceeds from the IPO, net of underwriting discounts, commissions and offering costs, were $125.9 million. As of December 31, 2020, we had an accumulated deficit of $145.4 million and cash and cash equivalents of $128.7 million. Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, hiring to support our research and development activities and financial reporting capabilities, establishing our intellectual property portfolio, and raising capital to support and expand these activities. Our primary use of cash has been to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative, or G&A, expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, G&A expenses and capital expenditures will continue to increase. In particular, we expect our expenses and losses to increase as we continue our development of, and seek regulatory approvals for, our therapeutic candidates (especially as we move more candidates from preclinical to clinical development as well as study candidates in later stages of clinical development), and begin to commercialize any approved products, if ever. We also expect our expenses and losses to increase as we hire additional personnel and incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs and as we incur increased costs from investor and public relations expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.
Based upon our current business plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the issuance date of this report. To date, we have not had any therapeutics approved for sale and have not generated any revenue from the commercial sale of approved therapeutic products. We do not expect to generate any revenue from therapeutic product sales unless and until we, or our collaboration partners, successfully complete development and obtain regulatory approval for one or more of our therapeutic candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our therapeutic candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including strategic licensing and collaboration or other similar agreements. However, there can be no assurance as to the availability or terms upon which such finances or capital might be available in the future. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our intellectual property on less favorable terms than we would otherwise choose. These actions could materially impact our business, results of operations, financial condition, and prospects.
We do not own or operate manufacturing facilities for the production of any of our therapeutic candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on a limited number of third-party contract manufacturers for all of our required raw materials, antibodies, and other biologics for our preclinical research, clinical trials, and if and when applicable, commercial product, and employ internal resources to manage our manufacturing relationships with these third parties.
License and Collaboration Agreements
Celgene Agreement
On July 1, 2013, we entered into a license agreement with Celgene, as amended on November 23, 2018, or the Celgene Agreement, pursuant to which we granted Celgene an exclusive, global license for the development, manufacture and commercialization of our proprietary CD47 binding domain, or the Celgene Licensed Intellectual Property. Per the terms of the Celgene Agreement, Celgene is operationally and financially responsible for the development, manufacturing and commercialization activities of Celgene Licensed Intellectual Property and any additional related antibodies covered by the Celgene Agreement.
As payment for the license granted in the Celgene Agreement, we may be eligible to receive development and regulatory milestones of an aggregate of $934.1 million, assuming the achievement of all potential milestones in the Celgene Agreement, as well as percentage tiered royalties based on future worldwide sales, with rates ranging between the high single-digits and low teens, subject to potential reduction when and if comparable third party products attain certain levels of competitive market share (on a country-by-country basis) and, subject to certain limitations, payments to third parties for third-party intellectual property rights. We are obligated to pay 2% of future amounts received under the Celgene Agreement to advisors who assisted us with the negotiations and other matters in connection with the Celgene Agreement.
WuXi Agreement
Pursuant to the WuXi Agreement, we agreed, for three years and subject to certain conditions, to exclusively use WuXi to manufacture our therapeutic candidates for which we plan to first initiate clinical studies outside of China. Under the WuXi Agreement, WuXi and certain of its affiliates will provide biologics development and manufacturing services on a project-by-project basis.
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

bluebird bio Agreements
On December 20, 2018, we entered into an exclusive license agreement with bluebird to research, develop and commercialize CAR T-cell therapies using our proprietary sdAb platform. Under the terms of this license agreement we will provide bluebird the exclusive worldwide rights to develop, manufacture and commercialize certain cell therapy products containing sdAbs directed to various cancer targets. In January 2019, we received a $7.0 million payment and pursuant to the license agreement, we are entitled to receive developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single digits.
On June 9, 2020, we entered into the 2020 bluebird Agreement with bluebird, pursuant to which we granted to bluebird exclusive worldwide rights to develop binders and cell therapy products containing sdAbs directed to specified targets, consisting of two initial programs and up to an additional 8 programs. Inhibrx retains all rights to the specific sdAbs outside of the cell therapy field. We received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and we are entitled to an upfront option fee for each additional program. We also granted to bluebird an option to acquire an exclusive license with respect to all binders and cell therapy products developed under the 2020 bluebird Agreement, which entitles us to additional fees upon exercise of the option. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits.
Other Collaboration Agreements
In addition to these contracts, we have entered into strategic collaborations with other third parties, including Chiesi, Phylaxis (as defined below), Transcenta, and Elpiscience. For more information regarding these agreements, refer to Note 8 to the consolidated financial statements.
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
Research and development expenses consist primarily of:
•External expenses, consisting of:
•expenses incurred in connection with the preclinical development of our programs;
•clinical trials of our therapeutic candidates, including under agreements with third parties, such as consultants and contract research organizations, or CROs;
•expenses associated with manufacturing our contract development and manufacturing therapeutic candidates including under agreements with contract development and manufacturing organizations, or CDMOs; and
•other external expenses, such as laboratory services related to our discovery and development programs and other shared services, and

•Internal expenses, consisting of:
•salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in research and development functions;
•facilities, depreciation and other expenses, which include direct and allocated expenses for depreciation and amortization, rent and maintenance of facilities; and
•other internal expenses, such as laboratory supplies and other shared research and development costs.
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
Other Income (Expense)
Other income (expense) consists primarily of interest expense on our debt from Oxford and, prior to conversion, interest expense related to the amortization of the debt discount related to the 2019 Note and the 2020 Notes. Other income (expense) also consists of gains or losses on the change in fair value of derivative liabilities, and gains or losses on the change in fair value of warrant liabilities.
Results of Operations
Comparison of Years Ended December 31, 2020 and 2019
The following table summarizes our consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	YEAR ENDED DECEMBER 31,		CHANGE
	2020	2019	($)	(%)
Revenue:
License fee revenue	$12,808	$9,093	$3,715	41%
Grant revenue	80	4,118	(4,038)	(98)%
Total revenue	12,888	13,211	(323)	(2)%
Operating expenses:
Research and development	73,495	47,907	25,588	53%
General and administrative	6,836	6,257	579	9%
Abandoned offering costs	—	2,761	(2,761)	(100)%
Total operating expenses	80,331	56,925	23,406	41%
Loss from operations	(67,443)	(43,714)	(23,729)	54%
Other income (expense):
Interest expense, net	(10,816)	(5,719)	(5,097)	89%
Other income (expense), net	(2)	(53)	51	(96)%
Change in fair value of warrant liabilities	(24)	—	(24)	100%
Change in fair value of derivative liabilities	2,651	(1,016)	3,667	(361)%
Total other expense	(8,191)	(6,788)	(1,403)	21%
Provision for income taxes	3	898	(895)	(100)%
Loss on equity method investment	487	—	487	100%
Net loss	$(76,124)	$(51,400)	$(24,724)	48%
License Fee Revenue
License fee revenue increased by $3.7 million to $12.8 million during the year ended December 31, 2020 from $9.1 million during the year ended December 31, 2019. The $12.8 million of license fee revenue recorded during the year ended December 31, 2020 primarily consisted of $7.4 million related to our option agreement with Chiesi, $2.0 million related to a milestone earned under our contract with Elpiscience, $2.0 million related to our agreements with Phylaxis (as defined below), and $0.4 million related to our option and license agreement with bluebird. The $9.1 million of license fee revenue recorded during the year ended December 31, 2019 consisted primarily of $7.0 million recorded as revenue from bluebird following the transfer of an exclusive license, $1.1 million recognized as revenue related to our option agreement with Chiesi, and $1.0 million upon completion of a milestone event from Transcenta.

Grant Revenue
Grant revenue decreased by $4.0 million to $0.1 million during the year ended December 31, 2020 from $4.1 million during the year ended December 31, 2019. Grant revenue during the year ended December 31, 2020 consisted of $0.1 million earned under our grant with the DoD which was completed in September 2020. Grant revenue during the year ended December 31, 2019 consisted of $3.1 million from CARB-X, $0.9 million from the NIH, and $0.2 million from the DoD. During 2019, we completed all work under our CARB-X and NIH grants.
Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	YEAR ENDED DECEMBER 31,		CHANGE
	2020	2019	($)	(%)
External expenses:
Contract manufacturing	$33,214	$2,645	$30,569	1,156%
Clinical trials	9,015	7,222	1,793	25%
Preclinical studies	2,802	10,649	(7,847)	(74)%
Other external research and development	3,145	3,277	(132)	(4)%
Internal expenses:
Personnel	16,655	14,926	1,729	12%
Equipment, depreciation, and facility	4,905	4,011	894	22%
Other internal research and development	3,759	5,177	(1,418)	(27)%
Total research and development expenses	$73,495	$47,907	$25,588	53%
Research and development expense increased by $25.6 million to $73.5 million during the year ended December 31, 2020 from $47.9 million during the year ended December 31, 2019. The overall increase in research and development expense was primarily due to the following factors:
•contract manufacturing expense increased by $30.6 million, which was primarily attributable to work performed by our CDMO partners for the formulation and manufacturing of our INBRX-101 and INBRX-109 therapeutic candidates;
•clinical trial expense increased by $1.8 million, which was primarily attributable to increased CRO costs from the progression of our Phase 1 Trials;
•preclinical expense decreased by $7.8 million, which was primarily attributable to the completion of preclinical development of our four clinical programs as they progress through the pipeline;
•personnel-related expense increased by $1.7 million, which was primarily attributable to an overall increase in our headcount, certain salary adjustments, and additional stock-based compensation expense from existing and new option grants, as well as an increase in R&D executive bonuses during the year ended December 31, 2020;
•facilities expense increased by $0.9 million, which was primarily attributable to additional rent payments under an amended lease which commenced in January 2020; and
•other research and development expense decreased by $1.6 million, which was primarily attributable to a decrease in the purchase of lab supplies as we progressed our four main programs into clinical trials.
G&A Expense
G&A expense increased by $0.5 million to $6.8 million during the year ended December 31, 2020 from $6.3 million during the year ended December 31, 2019. Personnel-related expenses increased by $0.4 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019, due to increased headcount during the period, as well as certain salary adjustments, G&A executive bonus increases, and additional stock-based compensation expense from existing and new option grants during the year ended December 31, 2020. Facilities expense increased by $0.1 million during the year ended December 31, 2020 as compared to the year ended

December 31, 2019 due to increased rent expense under our amended building lease which commenced in January 2020.
Abandoned Offering Costs
In August 2020, we successfully completed an IPO, and offset all costs against the proceeds earned. Therefore, no abandoned IPO costs were incurred during the year ended December 31, 2020. During the year ended December 31, 2019, we abandoned our contemplated IPO and wrote off all related IPO costs for a total of $2.8 million.
Other Income (Expense)
Interest expense, net. Interest expense, net, increased by $5.1 million to $10.8 million for the year ended December 31, 2020 from $5.7 million for the year ended December 31, 2019. During the year ended December 31, 2020, $7.8 million of the total interest expense was related to accrual of interest and amortization of debt discounts on the 2019 Note and the 2020 Notes through their conversion date, in addition to $2.2 million of debt discounts on the 2019 Note and the 2020 Notes accelerated upon the conversion in August 2020. During the year ended December 31, 2019, $5.2 million of the total interest expense was related to the 2019 Note, which was issued in May 2019. During the year ended December 31, 2020, $0.9 million of the total interest expense was related to the Amended 2020 Loan Agreement. During the year ended December 31, 2019, $0.7 million of the total interest expense was related to the loan and security agreement, as amended, or the 2015 Loan Agreement with Oxford, which was paid in full in March 2020.
Other income, net. Other income, net, was comparable for the year ended December 31, 2020 as compared to the prior year.
Change in fair value of warrant liabilities. During the third quarter of 2020, we issued warrants to Oxford, which were classified as liabilities at their fair value. Following our IPO, the warrants were remeasured and reclassified into equity. The change in fair value of approximately $24,000 upon the remeasurement was reflected as the change in fair value of warrant liabilities during the year ended December 31, 2020.
Change in fair value of derivative liabilities. The change in fair value of derivative liabilities of $2.7 million during the year ended December 31, 2020 related to the decrease in fair value of the derivative liabilities on the 2019 Note and the 2020 Note to zero. The change in fair value of the derivative liabilities was assessed to be zero during the second quarter of 2020 due to the expected conversion of the notes via an embedded conversion feature which did not meet the definition of a derivative. The 2019 Note and the 2020 Notes later converted during the third quarter of 2020 and the derivative liabilities were extinguished. The change in fair value of the derivative liability of $1.0 million during the year ended December 31, 2019 related to the increase in fair value of the derivative liability on the 2019 Note after its establishment in May 2019.
Income Taxes
Income tax expense decreased by $0.9 million to approximately $3,000 for the year ended December 31, 2020 from $0.9 million for the year ended December 31, 2019. This decrease was due to foreign income tax expense incurred during 2019 related to payments received from Chiesi and Transcenta. For the years ended December 31, 2020 and 2019, we have applied a 100% valuation allowance against our federal deferred tax assets since it is more likely than not that the deferred tax assets will not be realized.
Loss on Equity Method Investment
During the third quarter of 2020, we entered into a joint venture an entity affiliated with ArrowMark Partners, Phylaxis BioScience, LLC, or Phylaxis, and received a 10% equity interest in the company. Upon receipt of the equity interest, we established an equity method investment at fair value. The loss on equity method investment during the year ended December 31, 2020 of $0.5 million consists of our share of losses from our investment in Phylaxis, which reduced our equity investment to zero.

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
Prior to the IPO, other sources of capital raised to fund our operations were comprised of the sale of equity securities, payments received from commercial partners for licensing rights to our therapeutic candidates under development and grants, borrowings under loan and security agreements with Oxford including $10.0 million of gross proceeds borrowed under the 2020 Loan Agreement in July 2020, and proceeds from the sale and issuance of the 2019 Note and the 2020 Notes.
Funding Requirements
As of December 31, 2020, we had cash and cash equivalents of $128.7 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the issuance date of this report. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.
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

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019

Net cash used in operating activities	$(47,968)	$(32,079)
Net cash used in investing activities	(1,364)	(1,810)
Net cash provided by financing activities	166,456	43,326
Net increase in cash	$117,124	$9,437
Operating Activities
Net cash used in operating activities was $48.0 million during the year ended December 31, 2020 and consisted primarily of a net loss of $76.1 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $10.2 million, stock-based compensation expense of $5.0 million, depreciation and amortization of $1.0 million, non-cash lease expense of $1.4 million, a change in fair value of derivative liabilities of $2.7 million, and a loss on equity method investments of $0.5 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to increases in accounts payable of $10.4 million and to accrued expenses and other current liabilities of $8.5 million due to an overall higher volume of clinical and development activities, and a decrease in prepaid expenses of $0.7 million. These were offset in part by a decrease in operating lease liability of $1.3 million and a decrease in deferred revenue of $5.6 million as a result of the recognition of $7.4 million of previously deferred revenue related to our option agreement with Chiesi and the addition of $2.3 million of deferred revenue related to our agreements with Phylaxis, adjusted for $0.5 million of non-cash deferred revenue related to the equity interest in Phylaxis.
Net cash used in operating activities was $32.1 million during the year ended December 31, 2019 and consisted primarily of a net loss of $51.4 million, adjusted for non-cash items such as accretion on our debt discount and non-cash interest of $5.5 million, stock-based compensation expense of $4.0 million, write off of expenses related to offerings contemplated in early 2019 of $2.8 million, non-cash lease expense of $1.4 million, depreciation and amortization of $1.2 million, and change in fair value of derivative liabilities of $1.0 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to an increase in deferred revenue of $8.9 million related to a new agreement and an increase in accrued expenses and other current liabilities of $1.1 million due to an overall higher volume of preclinical and clinical activity, offset in part by a decrease in accounts payable of $3.5 million, a decrease in operating lease liability of $1.0 million, and an increase in prepaid expenses of $0.7 million related to payments made during 2019.
Investing Activities
Net cash used in investing activities was $1.4 million and $1.8 million during the years ended December 31, 2020 and 2019, respectively, and was related to capital purchases, including laboratory equipment and leasehold improvements for our facility in La Jolla, California.
Financing Activities
Net cash provided by financing activities was $166.5 million during the year ended December 31, 2020 and consisted primarily of the gross proceeds of $136.9 million from our IPO, offset in part by $11.0 million of costs associated with the offering, gross proceeds of $15.0 million from the sale and issuance of the 2020 Notes, and net proceeds of $29.9 million from the Amended 2020 Loan Agreement, consisting of $30.0 million in principal, net of $0.1 million in lender fees, further offset in part by $0.8 million of costs associated with the debt issuance. These proceeds were offset in part by the repayment of $3.6 million of principal and final payments on our 2015 Loan Agreement. During 2020, we also received $1.9 million in borrowings from the Paycheck Protection Program, or PPP Loan, which was subsequently repaid in full with principal payments of $1.9 million.

Net cash provided by financing activities was $43.3 million for the year ended December 31, 2019 and consisted primarily of the gross proceeds of $40.0 million from the sale and issuance of the 2019 Note and gross proceeds of $12.0 million from the issuance of convertible preferred shares, offset in part by the payment of costs associated with the sale and issuance of the 2019 Note of $2.5 million. Additionally, net cash used in financing also included the repayment of debt principal of $6.2 million.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Estimates and Policies
Our consolidated financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles, or GAAP, which requires management to make estimates and assumptions that affect the amounts reported. Management bases its estimates on historical experience, market and other conditions, and various other assumptions it believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, the estimation process is, by its nature, uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our consolidated financial statements may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material effect in our consolidated financial statements. We review our estimates, judgments, and assumptions used in our accounting practices periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, our actual results may differ from these estimates.
While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments:
Revenue Recognition
To date, we have generated revenue from our collaboration and licensing agreements with partners, as well as from grants from the NIH, the CDMRP funded through the DoD, and from private not-for-profit organizations including CARB-X. Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met.
We recognize revenue when, or as, the promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. To determine revenue recognition for arrangements we conclude are within the scope of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identifies those that are performance obligations. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.
Collaboration and License Agreements
We enter into collaborative agreements with partners that typically include one or more of the following: (i) license fees; (ii) nonrefundable up-front fees; (iii) payments for reimbursement of research costs; (iv) payments associated with achieving specific development, regulatory, or commercial milestones; and (v) royalties based on specified percentages of net product sales, if any. At the initiation of an agreement, we analyze each unit of account within the contract to determine if the counterparty is a customer in the context of the unit of account, in which case we apply the recognition, measurement, presentation, and disclosure requirements of ASC Topic 606. If a unit of account does not represent a transaction with a customer, it represents an arrangement with a collaborator subject to guidance under ASC Topic 808, Collaborative Arrangements, or ASC Topic 808. We early adopted Accounting Standards

Update, or ASU, 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 upon implementation of ASC Topic 606. The standard did not have a material effect on our consolidated financial statements.
In applying the principles of ASC Topic 606, we consider a variety of factors in determining the appropriate estimates and assumptions under these arrangements, such as whether the elements are distinct performance obligations, whether there are observable stand-alone prices, and whether any licenses are functional or symbolic. We evaluate each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time. Typically, license fees and non-refundable upfront fees are considered fixed, while milestone payments are identified as variable consideration which must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
As of December 31, 2020, all collaboration and license revenue was within the scope of ASC Topic 808 and/or ASC Topic 606 and recognized accordingly.
See Note 8 to our consolidated financial statements included elsewhere in this Annual Report for additional information on our collaboration and license agreements.
Research and Development and Clinical Trial Accruals
Research and development costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf, pursuant to development and consulting agreements in place. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expense. We expense research and development costs based on work performed. In determining the amount to expense, management relies on estimates of total costs based on contract components completed, the enrollment of subjects, the completion of trials and other events. If applicable, costs incurred related to the purchase of in-process research and development for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred. Costs incurred related to the licensing of products that have not yet received regulatory approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.
Derivative Liabilities
Prior to their conversion upon the consummation of our IPO, the 2019 Note and the 2020 Notes contained embedded features that provided multiple settlement alternatives. Certain of these settlement features provided the noteholders the right to a fixed number of our shares upon conversion of the note. Other settlement features provide the noteholders the right or the obligation to receive cash or a variable number of shares upon our completion of a capital raising transaction, change of control, qualified IPO or default. We evaluated each settlement alternative within the 2019 Note and the 2020 Notes under ASC 815-15, Embedded Derivatives and ASC 815-40, Contracts in Entity’s Own Equity and determined to account for certain settlement features as redemption features meeting the requirements for separate accounting as a single, compound derivative instrument.
These embedded derivatives were accounted for as liabilities at their estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations. The aggregate outstanding principal amount plus accrued interest to date under the 2019 Note and the 2020 Notes automatically converted and settled into shares of our common stock immediately prior to the completion of our IPO at a fixed conversion price based on a specified valuation.
Fair Value of Stock-Based Awards and Stock-Based Compensation Expense
We recognize compensation costs related to stock-based awards, including stock options, under our 2017 Employee, Director and Consultant Equity Incentive Plan to certain of our employees and certain members of our board of directors. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of subjective assumptions to determine the fair value of stock-based awards. These assumptions include:
•Fair Value of Common Stock—Our board of directors determines the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the applicable trading market on the date of the grant. Our board of directors intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the grant date.
•Expected Term—We estimate the expected term of our stock options granted to employees and non-employee directors using the simplified method, whereby, the expected term equals the average of the vesting term and the original contractual term of the option. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term.
•Expected Volatility—Due to the lack of company specific historical and implied volatility data, we based our estimate of expected volatility on the estimate and expected volatilities of a guideline group of publicly traded companies. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
•Risk-Free Interest Rate—For the determination of the risk-free interest rates we utilize the U.S. Treasury yield curve for instruments in effect at the time of measurement with a term commensurate with the expected term assumption.
•Expected Dividend—The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common stock.
Changes in these assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 7 to our consolidated financial statements included elsewhere in this Annual Report for information regarding certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the periods discussed.
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
We follow the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
We have not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. It is possible that we have already incurred ownership changes and may incur additional ownership changes in the future. If an ownership change has occurred, our ability to use our NOL or tax credit carryforwards may be restricted, which could require us to pay federal or state income taxes earlier than would be required if such limitations were not in effect.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to take advantage of this extended transition period and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
Recent Accounting Pronouncements
For information with respect to recently issued accounting standards and the impact of these standards, if any, on our consolidated financial statements, refer to Note 1 in our consolidated financial statements in Part II, Item 8 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Inhibrx, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Inhibrx, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2018.
San Diego, California
March 12, 2021

Inhibrx, Inc.
Consolidated Balance Sheets
(In thousands, except share data and par value)

	AS OF DECEMBER 31,
	2020	2019
Assets
Current assets:
Cash	$128,664	$11,540
Accounts receivable	82	199
Receivables from related parties	533	239
Prepaid expenses and other current assets	2,893	3,583
Total current assets	132,172	15,561
Property and equipment, net	3,492	3,230
Right-of-use asset	7,831	7,453
Other non-current assets	245	245
Total assets	$143,740	$26,489
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,458	$3,115
Accrued expenses	13,357	4,832
Current portion of deferred revenue	3,081	7,939
Current portion of long-term debt, net of discount	—	3,563
Current portion of lease liability	1,503	1,105
Other current liabilities	—	16
Total current liabilities	31,399	20,570
Convertible notes, net of discount	—	30,367
Derivative liabilities	—	1,916
Long-term debt, net of current portion and including final payment fee	29,244	—
Non-current portion of lease liability	6,707	6,698
Non-current portion of deferred revenue	737	1,000
Other non-current liabilities	180	—
Total liabilities	68,267	60,551
Commitments and contingencies (Note 12)
Convertible preferred stock, $0.0001 par value; no shares authorized or outstanding at December 31, 2020; 25,765,000 shares authorized at December 31, 2019; 12,534,331 shares issued and outstanding at December 31, 2019; liquidation preferences of $87.5 million at December 31, 2019.	—	59,507
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 15,000,000 shares authorized and no shares outstanding at December 31, 2020; no shares authorized or outstanding at December 31, 2019	—	—
Common stock, $0.0001 par value, 120,000,000 shares authorized at December 31, 2020 and 65,000,000 shares authorized at December 31, 2019; 37,712,390 shares issued and outstanding at December 31, 2020 and 18,154,119 issued and outstanding at December 31, 2019	4	2
Additional paid-in-capital	220,848	(24,316)
Accumulated deficit	(145,379)	(69,255)
Total stockholders’ equity (deficit)	75,473	(93,569)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$143,740	$26,489
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	YEAR ENDED DECEMBER 31,
	2020	2019

Revenue:
License fee revenue	$12,808	$9,093
Grant revenue	80	4,118
Total revenue	12,888	13,211
Operating expenses:
Research and development	73,495	47,907
General and administrative	6,836	6,257
Abandoned offering costs	—	2,761
Total operating expenses	80,331	56,925
Loss from operations	(67,443)	(43,714)
Other income (expense):
Interest expense, net	(10,816)	(5,719)
Other expense, net	(2)	(53)
Change in fair value of warrant liabilities	(24)	—
Change in fair value of derivative liabilities	2,651	(1,016)
Total other expense	(8,191)	(6,788)
Loss before provision for income taxes	(75,634)	(50,502)
Provision for income taxes	3	898
Loss on equity method investment	487	—
Net loss	$(76,124)	$(51,400)
Net loss per share, basic and diluted	$(3.01)	$(2.83)
Weighted-average shares of common stock outstanding, basic and diluted	25,261	18,154
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)

	CONVERTIBLE PREFERRED STOCK (SHARES)	CONVERTIBLE PREFERRED STOCK (AMOUNT)	COMMON STOCK (SHARES)	COMMON STOCK (AMOUNT)	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
Balance as of December 31, 2018	10,815	$47,519	18,154	$2	$(39,790)	$(17,855)	$(57,643)
Stock-based compensation expense	—	—	—	—	3,974	—	3,974
Issuance of Mezzanine Preferred Stock	1,719	11,988	—	—	—	—	—
2019 Note - beneficial conversion feature	—	—	—	—	11,500	—	11,500
Net loss	—	—	—	—	—	(51,400)	(51,400)
Balance as of December 31, 2019	12,534	$59,507	18,154	$2	$(24,316)	$(69,255)	$(93,569)
Stock-based compensation expense	—	—	—	—	5,023	—	5,023
2020 Notes - beneficial conversion feature	—	—	—	—	2,656	—	2,656
Issuance of shares upon exercise of stock options	—	—	2	—	27	—	27
Issuance of shares in IPO, net of issuance costs	—	—	8,050	1	125,859	—	125,860
Issuance of shares in conversion of preferred shares	(12,534)	(59,507)	7,211	1	59,506	—	59,507
Issuance of shares in conversion of the 2019 Note and the 2020 Notes	—	—	4,295	—	59,393	—	59,393
Reversal of unamortized BCF on the 2019 Note	—	—	—	—	(5,332)	—	(5,332)
Reversal of unamortized BCF on the 2020 Notes	—	—	—	—	(2,107)	—	(2,107)
Reclassification of warrant liabilities into equity	—	—	—	—	139	—	139
Net loss	—	—	—	—	—	(76,124)	(76,124)
Balance as of December 31, 2020	—	$—	37,712	$4	$220,848	$(145,379)	$75,473
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	YEAR ENDED DECEMBER 31,
	2020	2019

Cash flows from operating activities
Net loss	$(76,124)	$(51,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,019	1,163
Accretion of debt discount and non-cash interest expense	10,189	5,498
Stock-based compensation expense	5,023	3,974
Non-cash lease expense	1,374	1,355
Change in fair value of derivative liabilities	(2,651)	1,016
Change in fair value of warrant liabilities	24	—
Loss from equity method investment	487	—
Loss on disposal of fixed assets	—	69
Abandoned offering costs	—	2,761
Changes in operating assets and liabilities:
Accounts receivable	117	491
Receivables from related parties	(294)	(239)
Prepaid expenses and other current assets	690	(719)
Other non-current assets	—	(1,272)
Accounts payable	10,426	(3,474)
Accrued expenses and other current liabilities	8,525	1,127
Operating lease liability	(1,345)	(1,005)
Deferred revenue, current portion	(5,345)	7,939
Deferred revenue, non-current portion	(263)	1,000
Other non-current liabilities	180	(363)
Net cash used in operating activities	(47,968)	(32,079)
Cash flows from investing activities
Purchase of fixed assets	(1,364)	(1,810)
Net cash used in investing activities	(1,364)	(1,810)
Cash flows from financing activities
Proceeds from initial public offering, gross	136,850	—
Costs associated with initial public offering	(10,990)	—
Proceeds from the issuance of convertible notes	15,000	40,000
Costs associated with the issuance of convertible notes	—	(2,470)
Proceeds from the issuance of debt	29,938	—
Payment of fees associated with debt	(786)	—
Repayment of principal on debt	(2,183)	(6,192)
Final payment on debt	(1,400)	—
Proceeds from the Paycheck Protection Program loan	1,875	—
Repayment of principal on the Paycheck Protection Program loan	(1,875)	—
Proceeds from exercise of stock options	27	—
Proceeds from the issuance of preferred stock	—	12,000

Costs associated with the issuance of preferred stock	—	(12)
Net cash provided by financing activities	166,456	43,326
Net increase in cash	117,124	9,437
Cash and cash equivalents at beginning of period	11,540	2,103
Cash and cash equivalents at end of period	$128,664	$11,540

Supplemental disclosure of cash flow information
Cash paid for interest	$504	$476
Cash paid for income taxes	$3	$976

Supplemental schedule of non-cash investing and financing activities
Conversion of preferred stock to common stock	$59,507	$—
Conversion of the 2019 Note and the 2020 Notes to common stock	$59,393	$—
Debt discount arising from convertible note beneficial conversion features and reversal of beneficial conversion features	$4,783	$(11,500)
Operating lease liabilities arising from obtaining right-of-use assets	$1,752	$8,808
Derivative liabilities arising from the issuance of the 2019 Note and the 2020 Notes	$735	$900
Non-cash equity method investment	$487	$—
Reclassification of warrant liabilities to equity	$139	$—
Warrant liabilities issued to lender in conjunction with 2020 Loan Agreement	$115	$—
Payable for purchase of fixed assets	$83	$(59)
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx, Inc.
Notes to Consolidated Financial Statements
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Inhibrx, Inc., or the Company, or Inhibrx, is a clinical-stage biotechnology company focused on developing a broad pipeline of novel biologic therapeutic candidates. The Company combines a deep understanding of target biology with innovative protein engineering, proprietary discovery technologies, and an integrative approach to research and development to design highly differentiated therapeutic candidates. The Company’s current pipeline is focused on oncology and orphan diseases.
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, risks associated with preclinical studies, clinical trials and regulatory applications, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. The Company’s therapeutic candidates currently under development will require significant additional research and development efforts, including clinical and preclinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
Initial Public Offering
On August 21, 2020, the Company completed its initial public offering, or IPO, in which it sold 8,050,000 shares of common stock at an offering price of $17.00 per share. Net proceeds from the IPO were $125.9 million, net of underwriting discounts, commissions, and offering costs.
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
Reverse Stock Split
On August 11, 2020 the Company effected a one-for-1.7382 reverse stock split of the Company’s common stock, or the Reverse Stock Split. The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock and the conversion prices of the convertible preferred stock and convertible notes have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, related to an annual report on the Form 10-K.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and have been prepared in conformity with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity
As of December 31, 2020, the Company had an accumulated deficit of $145.4 million and cash and cash equivalents of $128.7 million. From its inception and through December 31, 2020, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
While the Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations for at least 12 months from the date these consolidated financial statements are issued, the Company plans to finance its future cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements.
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
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The Company’s most significant estimates relate to evaluation of embedded derivative instruments and beneficial conversion features within convertible notes, whether revenue recognition criteria have been met, accounting for development work and preclinical studies and clinical trials, determining the assumptions used in measuring stock-based compensation, the incremental borrowing rate estimated in relation to the Company’s operating lease, and valuation allowances for the Company’s deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The Company’s actual results may differ from these estimates under different assumptions or conditions.
Fair Value of Financial Instruments
The Company’s financial instruments consist principally of accounts receivable, accounts payable, accrued expense, its long-term debt, convertible notes, warrants, and derivative instruments as applicable. The carrying amounts of financial instruments such as accounts receivable, accounts payable, accrued expense, and convertible notes approximate their related fair values due to the short-term nature of these instruments. The carrying value of the Company’s debt approximates fair value due to its interest being reflective of current market rates for debt with similar terms and conditions. The Company’s derivative instruments and warrants are carried at fair value based on unobservable market inputs.
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
The Company continually evaluates its accounts receivable for all outstanding third-party balances to determine the potential exposure to a concentration of credit risk. The Company’s major third-party contracting parties, some of which account for significant balances in both accounts receivable and revenue, are generally large, credit-worthy biotechnology companies and government bodies. The Company assesses the collectability of accounts receivable through a review of its current aging, as well as an analysis of its historical collection rate, general economic conditions, and credit status of these third parties. As of December 31, 2020 and 2019, all outstanding accounts receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.
The Company currently depends on third-party suppliers for key materials and services used in its research and development, as well as manufacturing processes, and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services. In August 2018, the Company entered into a strategic alliance with WuXi Biologics (Hong Kong), Limited, or WuXi Biologics, pursuant to which the Company agreed, for three years and subject to certain conditions, to exclusively use WuXi Biologics to manufacture its therapeutic candidates on a project-by-project basis. The Company does not control the manufacturing processes of the contract development and manufacturing organizations, or CDMOs, with whom it contracts, including WuXi Biologics, and is dependent on these third parties for the production of its therapeutic candidates in accordance with relevant regulations (such as current Good Manufacturing Practices, or cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation.
Dividends
As of December 31, 2020, the Company has never declared or paid any dividends on its common stock.
Additionally, the Amended 2020 Loan Agreement limits, among other things, the Company’s ability to pay dividends and make certain other payments. Any future determination to pay dividends on the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon, among other factors, the results of operations, financial condition, capital requirements, contract restrictions, business prospects and other factors the Company’s board of directors may deem relevant.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon future cash flows or appraised values, depending on the nature of the asset. The Company recognized no impairment losses during any of the periods presented within its consolidated financial statements.

Leases
The Company has two existing leases for its corporate headquarters in La Jolla, California. Its first lease commenced in June 2018. In May 2019, the Company signed an amendment to its lease agreement to expand the Company’s facilities, which commenced in January 2020 and is accounted for as a separate lease. The Company’s two existing leases are classified as operating leases.
For the long-term operating lease of its corporate headquarters, the Company recognized a right-of-use asset and lease liability on its consolidated balance sheet. The lease liability is determined as the present value of future lease payments using an estimated incremental borrowing rate that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise. Agreements are reviewed at inception to determine if they contain a lease. Leases are reviewed and classified as operating or financing leases at commencement.
The Company has elected to exclude from its consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and has elected not to separate lease components and non-lease components for its long-term operating leases.
Rent expense for the operating leases are recognized on a straight-line basis over the lease term and is included in operating expense in the consolidated statements of operations for all periods presented.
Equity Method Investment
The Company uses the equity method of accounting for equity investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. As discussed in Note 8, the Company received an equity investment in the form of a 10% equity interest as consideration in a series of agreements with Phylaxis (as defined below), which is accounted for as an equity method investment. The Company's proportionate share of the net income or loss of these companies is included as loss in equity method investment in the consolidated statement of operations. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, legal form of the investee (e.g. limited liability corporation), participation in policy-making decisions, and material purchase and sale transactions. During the third quarter of 2020, the Company’s equity method investment was written down to zero as a result of the allocation of the Company’s shares of losses of the investee. As of December 31, 2020, the equity method investment remains at zero.
Derivative Liabilities
As discussed in Note 5, the convertible promissory note, or the 2019 Note, issued in May 2019 to DRAGSA 50 LLC, an entity affiliated with Viking Global Investors LP, or Viking, and the convertible promissory notes, or the 2020 Notes, issued in April 2020 to Viking and certain other investors contained embedded features that provided multiple settlement alternatives. Certain of these settlement features provided the noteholders with a right to a fixed number of the Company’s shares upon conversion of the note. Other settlement features provided the noteholders the right or the obligation to receive cash or a variable number of shares upon the completion of a capital raising transaction, change of control, qualified IPO (as defined in the 2019 Note and the 2020 Notes), or default of the Company. The Company evaluated each settlement alternative within the 2019 Note and the 2020 Notes under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815-15, Embedded Derivatives and ASC Topic 815-40, Contracts in Entity’s Own Equity and determined certain of the settlement features would be accounted for as redemption features meeting the requirements for separate accounting as a single, compound derivative instrument.
This single, compound derivative instrument was accounted for as a liability at its estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations. During August 2020, the Company consummated its IPO, resulting in the conversion of the 2019 Note and the 2020 Notes into shares of the Company’s common stock. As of December 31, 2020 the derivative liabilities no longer exist.
Warrant Liabilities
As discussed in Note 3, in conjunction with the 2020 Loan Agreement with Oxford, the Company issued warrants for the purchase of: 1) its preferred stock if the Company remained privately-held or 2) common stock upon the successful completion of an IPO prior to December 31, 2020. Upon the issuance of the warrants in July 2020, pursuant to ASC Topic 480, the warrants were accounted for as liabilities and measured at their estimated fair value as of the date of issuance, based on the potential conversion into preferred stock. During August 2020, upon consummation of the Company’s IPO, the warrants were deemed to be issued for the purchase of common stock and were no longer accounted for as liabilities. The change in fair value was recognized as a component of change in fair value of warrant liabilities in the consolidated statements of operations during the year ended December 31, 2020.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The 2019 Note and the 2020 Notes contained embedded derivative liabilities (see Note 5). The 2020 Loan Agreement contained warrant liabilities (see Note 3). Prior to the completion of the IPO in August 2020, these were classified within Level 3 of the hierarchy, since they were valued by using inputs that were unobservable in the market. Upon the consummation of the IPO in August 2020 and as of December 31, 2020, the derivative liabilities and warrant liabilities no longer existed.
The following table presents the Company’s financial liability that was measured at fair value as of December 31, 2019 (in thousands):

	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Derivative liability	$—	$—	$1,916	$1,916
Prior to the completion of the IPO in August 2020, the Company’s liabilities that were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) included the derivative liabilities related to the 2019 Note and the 2020 Notes and the warrants issued with the 2020 Loan Agreement. The following table provides a reconciliation of financial instruments measured at fair value using Level 3 unobservable inputs for the year ended December 31, 2020 (in thousands):

Balance as of December 31, 2019	$1,916
Establishment of derivative liability on the 2020 Notes	735
Establishment of warrant liabilities on the 2020 Loan Agreement	115
Change in fair value of derivative liabilities on the 2019 and 2020 Notes	(2,651)
Change in fair value of warrant liabilities	24
Reclassification of warrant liabilities into equity	(139)
Balance as of December 31, 2020	$—
The fair value of the Company’s derivative liabilities categorized in Level 3 of the fair value hierarchy as of December 31, 2019 was determined, with the assistance of an independent third-party valuation specialist, using a lattice model. The valuation utilized unobservable inputs, including the discount rate, management’s assessment of the probability of various underlying events triggering the conversion of the Company’s 2019 Note and the 2020 Notes (as discussed in Note 5), such as an IPO, financing, or extraordinary event, and the current valuation of the Company determined with the assistance of an independent third-party valuation specialist. The warrant liabilities were valued using a Black-Scholes model upon issuance. As of December 31, 2020, the derivative liabilities no longer exist as a result of the conversion of the 2019 Note and the 2020 Notes upon the IPO. Additionally, as of December 31, 2020 the warrant liabilities have been reclassified into equity after the Oxford warrants became exercisable for common stock subsequent to the Company’s IPO.
Deferred Financing Costs and Other Debt-Related Costs
Deferred financing costs are capitalized, recorded as an offset to the Company’s debt balances and amortized as interest expense over the term of the associated debt instrument using the effective interest method, pursuant to ASC Topic 835-30, Imputation of Interest. If the maturity of the debt is accelerated as a result of default or early debt repayment, the amortization would then be accelerated. Amounts paid related to debt financing activities are presented on the consolidated balance sheet as a direct deduction from the debt liability.
Deferred Offering Costs
The Company capitalizes costs that are directly associated with equity financings until such financings are consummated at which time such costs are recorded against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statement of operations.
Legal, accounting, and filing fees related directly to the Company’s IPO were capitalized as deferred IPO costs to be offset against proceeds upon the consummation of the IPO within stockholders’ equity (deficit). In August 2020, the Company completed its IPO and offset $11.0 million of IPO costs against the proceeds. As of December 31, 2020 and 2019, no deferred IPO costs were capitalized on the Company’s consolidated balance sheets. During the year ended December 31, 2019, the Company recorded $2.8 million of abandoned offering costs on its consolidated statement of operations.
Revenue Recognition
To date, the Company has generated revenue from its license and collaboration agreements with partners, as well as from grants from government agencies and private not-for-profit organizations. Payments received from customers are included in deferred revenue, allocated between current and non-current on the consolidated balance sheet until all revenue recognition criteria are met. In accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, the Company recognizes revenue when, or as, the promised goods or services are transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. To determine revenue recognition for arrangements the Company concludes are within the scope of ASC Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, the Company assesses the goods or services promised within each contract, assesses whether each promised good or service is distinct and identifies those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.
Collaborative Research, Development, and License Agreements
The Company enters into collaborative agreements with partners that typically include one or more of the following: (1) license fees; (2) nonrefundable up-front fees; (3) payments for reimbursement of research costs; (4) payments associated with achieving specific development, regulatory, or commercial milestones; and (5) royalties based on specified percentages of net product sales, if any. At the initiation of an agreement, the Company analyzes whether each unit of account results in a contract with a customer under ASC Topic 606 or in an arrangement with a collaborator subject to guidance under ASC Topic 808, Collaborative Arrangements, or ASC Topic 808. The Company’s licensing arrangements are typically for functional intellectual property as it exists at a point in time, being the time that the license agreement is executed. The Company typically does not have an ongoing performance obligation to support or maintain the licensed intellectual property.
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
Grant Revenue
Since inception, the Company has been awarded multiple grants from the National Institutes of Health, or NIH, one grant from the Congressionally Directed Medical Research Program, or CDMRP, funded through the Department of Defense, or DoD, as well as one grant from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X. With respect to revenue derived from reimbursement of direct, out-of-pocket expenses for research and development costs associated with these grants, where the Company acts as a principal with discretion to choose suppliers, bears credit risk, and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.
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
Research and Development and Clinical Trial Accruals
Research and development costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on the Company’s behalf, pursuant to development and consulting agreements in place. The Company’s preclinical studies and clinical trials are performed internally, by third party contract research organizations, or CROs, and/or clinical investigators. The Company also engages with CDMOs for clinical supplies and manufacturing scale-up activities related to its therapeutic candidates. Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each clinical trial and the work completed, and upon information obtained from the CROs and CDMOs. The Company’s estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CDMOs regarding the status and cost of the studies. Costs incurred related to the Company’s purchases of in-process research and development for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred. Costs incurred related to the licensing of products that have not yet received regulatory approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.
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
The utilization of unused federal and state net operating losses, or NOLs, and research tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code, as amended, or IRC, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. It is possible that the Company has already incurred ownership changes and may incur additional ownership changes in the future. If an ownership change has occurred, the Company’s ability to use its NOL or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.
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
For purposes of the diluted net loss per share calculation, the convertible preferred stock, convertible notes, warrants for purchase of common stock, and stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two class method required for participating securities as the convertible preferred stock is considered a participating security. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the years ended December 31, 2020 and 2019, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
The following securities that could potentially decrease net loss per share were not included in the determination of diluted loss per share as their effect is anti-dilutive (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019

Shares issuable upon conversion of convertible preferred stock	—	7,211
Outstanding stock options	2,525	2,012
Convertible note (1)	—	2,787
Warrant to purchase common stock	7	—
	2,532	12,010
(1)The conversion of the convertible notes into common stock as of December 31, 2019 assumes a conversion price of $14.35 per share for the 2019 Note and $12.56 per share for the 2020 Notes, and includes the conversion of the principal balance and all accrued interest as of December 31, 2019 (see Note 5).
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise stated, the Company believes that the impact of the recently issued accounting pronouncements that are not yet effective will not have a material impact on its consolidated financial condition or results of operations upon adoption. The Company has irrevocably elected not to take advantage of the extended transition period afforded by the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
Adoption of New Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurements, which includes amendments intended to improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements and affects companies that are required to include fair value measurement disclosures. The amendments in ASU 2018-13 are effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this guidance as of

January 1, 2020, which did not result in a material impact on its consolidated financial statements and related disclosures.
Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Statements (Topic 362), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The new standard will be effective for the Company on January 1, 2023 or at such time where it is no longer a smaller reporting company. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 may have on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves consistent application and simplification of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the potential impact that the adoption of ASU 2019-12 may have, and does not currently expect this to have a material impact on its consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which addresses the accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The amendments clarify that: (a) an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method; and (b) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. The provisions of this guidance are to be applied prospectively upon their effective date. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those years. Early adoption is permitted, but requires simultaneous adoption of all provisions of this guidance. The Company is currently evaluating the potential impact that the adoption of ASU 2020-01 may have, and does not currently expect this to have a material impact on its consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, beginning in fiscal years which begin after December 15, 2020, including interim periods within those fiscal years. The FASB has specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company is currently evaluating the potential impact that the adoption of ASU 2020-06 may have on its consolidated financial statements and related disclosures.

2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2020	2019

Outside research and development services	$2,204	$3,207
Other	689	376
Prepaid expense and other current assets	$2,893	$3,583
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2020	2019

Machinery and equipment	$5,652	$4,723
Leasehold improvements	441	344
Furniture and fixtures	507	317
Construction in process	257	229
Total property and equipment	6,857	5,613
Less: accumulated depreciation and amortization	(3,365)	(2,383)
Property and equipment, net	$3,492	$3,230
Depreciation and amortization expense totaled $1.0 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively.
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2020	2019

Accrued research and development	$11,529	$3,414
Accrued professional fees	282	313
Accrued compensation expense	1,165	813
Other	381	292
Accrued expenses	$13,357	$4,832
The amount accrued for research and development expense relates primarily to the Company’s increased usage of third-party CROs and CDMOs for clinical and development efforts as its therapeutic candidates progress. See Note 1 for further discussion of the components of research and development.

3. DEBT
The Company’s debt balance under the 2015 Loan Agreement and the Amended 2020 Loan Agreement consisted of the following as of December 31, 2020 and 2019:
2015 Loan Agreement
As of December 31, 2020, the Company had no outstanding balances under the 2015 Loan Agreement. As of March 31, 2020, the Company had repaid its term loans from Oxford under the 2015 Loan Agreement in full, including all principal balances, accrued interest, and the $1.4 million final payment. As of December 31, 2019, the Company’s outstanding debt balance under the 2015 Loan Agreement consisted of the following (in thousands).

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
Pursuant to the terms of the 2015 Loan Agreement, Oxford had a senior-secured lien on all of the Company’s current and future assets, other than its intellectual property. Oxford also had the right to declare the term loan immediately due and payable in an event of default under the 2015 Loan Agreement, which includes, among other things, a material adverse change in the Company’s business, operations, or financial condition or a material impairment in the prospect of repayment of the term loan. Throughout the life of the 2015 Loan Agreement, the Company was in compliance with all covenants under the 2015 Loan Agreement.
Each term loan bore interest at the following annual rate: (1) Term A: 8.0%; (2) Term B: 8.6%; (3) Term C: 8.7%; and (4) Term D: 8.7%. The repayment schedule provided for interest-only payments in arrears until May 2016, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date, which was March 31, 2020, or the 2015 Loan Maturity Date, for all four term loans. The Company had the option to prepay the outstanding balance of the term loans in full prior to the 2015 Loan Maturity Date, subject to a prepayment fee of up to 3.0%. Upon repayment of each term loan, the Company was also required to make a final payment to Oxford equal to 7.0% of the original principal amount of each term loan. This final payment of $1.4 million was accreted over the life of the 2015 Loan Agreement using the effective interest method.
The Company’s interest expense related to the 2015 Loan Agreement for the years ended December 31, 2020 and 2019, was $0.04 million and $0.7 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment.
2020 Loan Agreement
On July 15, 2020, the Company entered into the 2020 Loan Agreement, pursuant to which it received $10.0 million in gross proceeds, net of $0.1 million of debt issuance costs. On November 12, 2020, the Company entered into the Amended 2020 Loan Agreement and received $20.0 million in additional gross proceeds, net of $0.02 million of debt issuance costs and $0.7 million of a one-time first amendment fee. The Amended 2020 Loan Agreement provides for two additional tranches of term loans in an aggregate principal amount of up to $40.0 million, as follows: (a) the second tranche in an aggregate principal amount of $20.0 million, funded upon the closing of the 2020 Loan Amendment, or Term B, and (b) the third tranche in an aggregate principal amount of $20.0 million to fund on or before September 30, 2021, subject to the initiation of a registration-enabling trial for the Company’s therapeutic candidate, INBRX-109, in unresectable or metastatic conventional chondrosarcoma, pursuant to the terms of the 2020 Loan Amendment, or Term C. Term B and Term C are in addition to the first tranche of term loans, or Term A, in an aggregate principal amount of $10.0 million, which remains outstanding following the amendment. The terms of Term A under the 2020 Loan Agreement were modified to align with Term B pursuant to the Amended 2020 Loan Agreement.
Collectively, as of December 31, 2020 the Company has $30.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The outstanding term loans will mature on November 1, 2025, or the Amended Maturity Date, and bear interest at a floating per annum rate equal to the greater of (1) 7.96% and (2) the sum of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (ii) 7.80%. The repayment schedule provides for interest-only payments until January 1, 2024. Upon funding of Term C, the interest-only payments may be extended by 12 months to January 1, 2025. The interest-only period is followed by 23 months of equal payments of principal and interest, or if the interest-only period is extended, by 11 months of equal payments of principal and interest. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. This final payment of $2.7 million will be accreted over the life of the Amended 2020 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loans in full prior to the Amended Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending on the timing of the prepayment. All other terms of the original 2020 Loan Agreement remain outstanding.
As of December 31, 2020, the Company’s outstanding debt balance under the Amended 2020 Loan Agreement consisted of the following (in thousands).

AS OF DECEMBER 31,
2020
Term A	$10,900
Term B	21,800
Add: debt discount	(3,456)
Total debt	29,244
Less: Current portion, including debt discount	—
Long-term debt, including debt discount	$29,244
Through 2023, the Company is only required to make interest payments on the outstanding principal balance, with future principal payments and final fee payments beginning in 2024, as follows (in thousands):

AS OF DECEMBER 31,
2020
2024	$15,652
2025	17,048
Total future minimum payments	32,700
Less: unamortized debt discount	(3,456)
Total debt	$29,244
In November 2020, the Company evaluated the amendment and determined it should be treated as a modification of the original 2020 Loan Agreement since the terms and resulting cash flow were not substantially changed in the Amended 2020 Loan Agreement. The Company will continue to amortize the existing debt discounts under the original 2020 Loan Agreement through the Amended Maturity Date.

The Company’s obligations under the Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets, other than its intellectual property. The Amended 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. As of December 31, 2020, the Company is in compliance with all covenants under the Amended 2020 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the debt issuance in July 2020, the Company issued to Oxford warrants to purchase shares of the Company’s capital stock equal to 1.25% of the funded amount, or $125,000. Upon issuance, the warrants were exercisable for preferred stock and were classified as liabilities pursuant to Topic ASC 480 at their fair value of $0.12 million. Upon the consummation of the Company’s IPO in August 2020, the Company remeasured the warrants and determined a fair value of approximately $0.14 million. The change in fair value was recorded as a change in fair value of warrant liabilities within other income in the Company’s consolidated statements of operations. As of December 31, 2020, the warrants are equity-classified and are exercisable for 7,354 shares of common stock of the Company at $17.00 per share.
The Company’s interest expense related to the Amended 2020 Loan Agreement with Oxford for the year ended December 31, 2020 was $0.9 million. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment.
4. PPP LOAN
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The CARES Act includes a provision for a Paycheck Protection Program, or PPP, administered by the U.S. Small Business Administration, or SBA, and further amended by the Paycheck Protection Program Flexibility Act of 2020, or PPP Flexibility Act, which was enacted on June 5, 2020. See Note 13 for further details regarding other provisions of the CARES Act.
Under the CARES Act, the Company was approved for a loan pursuant to the PPP, or the PPP Loan, in the amount of $1.9 million and received the funds on May 11, 2020. The application for these funds required the Company to certify in good faith that current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. The Company was also required to certify that the loan funds would be used to retain workers and maintain payroll or make mortgage payments, lease payments, and utility payments. The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum.
Under the terms of the CARES Act, the Company was eligible to apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness, if any, would have been determined, subject to limitations, based on the use of loan proceeds for payroll costs, rent and utility costs and provided that only a portion of the use of proceeds are for non-payroll costs. The unforgiven portion of the PPP Loan was eligible be repaid by the Company at any time prior to maturity with no prepayment penalty.
Subsequent to its IPO in August 2020 with net proceeds of $125.9 million, the Company determined that it would not seek forgiveness of the PPP Loan, and on October 2, 2020 repaid the loan in full plus all interest accrued during the period outstanding. Interest expense related to the PPP Loan for the year ended December 31, 2020 was approximately $7,000. Interest expense was calculated using the effective interest method.
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
The 2019 Note and the 2020 Notes were to mature on the earlier of (1) March 31, 2022; (2) upon the consummation of certain potential settlement events (each as defined in the 2019 Note and the 2020 Notes); or (3) the time at which the balance of the 2019 Note and the 2020 Notes is due and payable upon an Event of Default.
Conversion Upon Qualified IPO
On August 21, 2020, the Company completed a qualified IPO, which was defined as the completion of an IPO with a Company valuation above $400.0 million for the 2019 Note and $350.0 million for the 2020 Notes, or Qualified IPO. As defined, a Qualified IPO triggered the automatic conversion and settlement of the aggregate outstanding principal amount plus accrued interest to date under the 2019 Note and the 2020 Notes into shares of the Company’s common stock at the lesser of (i) a conversion price equal to 90% of the IPO price per share and (ii) a fixed price based on a specified valuation.
As of the conversion date, accrued interest expense for the 2019 Note and the 2020 Notes was $3.7 million and $0.7 million, respectively for an aggregate total balance of $43.7 million and $15.7 million, respectively. Due to the Company’s valuation upon IPO being greater than $400.0 million, the 2019 Note converted at the fixed price of $14.35 per share, resulting in the issuance of 3,046,467 shares of common stock to the holder. Due to the Company’s valuation upon IPO being greater than $350.0 million, the 2020 Notes converted at a fixed price of $12.56 per share, resulting in the issuance of 1,248,136 shares of common stock to the holders.
The conversion of the 2019 Note and the 2020 Notes were evaluated for contingent beneficial conversion features, or BCF, under ASC Topic 470-20, Debt With Conversion and Other Options. See discussion of debt discount below for evaluation upon conversion.
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
Upon issuance of each of the 2019 Note and the 2020 Notes and prior to conversion upon completion of the Company’s IPO, the Company evaluated each settlement alternative within the 2019 Note and the 2020 Notes under ASC Topic 815-15, Embedded Derivatives and ASC Topic 815-40, Contracts in Entity’s Own Equity, in order to determine if it required bifurcation as a derivative instrument. The Company determined certain settlement features qualified as conversion features not meeting the requirements for separate accounting as embedded derivatives, while others qualified as redemption features meeting the requirements for separate accounting which were accounted for as derivative instruments.
Upon issuance of the 2019 Note on May 20, 2019, the estimated fair value of the bifurcated compound liability was approximately $0.9 million, which was recorded as a derivative liability with a corresponding debt discount on the consolidated balance sheets. The 2019 Note was amended during April 2020 to align the maturity date and certain other provisions with the 2020 Notes. During the second quarter of 2020, the Company assessed the amendment and determined it should be treated as a modification. Since there was no change in the fair value of the embedded conversion options as of the modification date, no change in the carrying amount of the convertible debt instrument was recognized.
Upon issuance of the 2020 Notes on April 6, 2020, the estimated fair value of the bifurcated compound liability was approximately $0.7 million, which was recorded as a derivative liability with a corresponding debt discount on the consolidated balance sheets.

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
The fair value of the derivative liability at December 31, 2019 was $1.9 million. Changes in the probability of each embedded redemption feature drove changes in the fair value of the derivative liabilities and had a corresponding impact on the Company’s net loss. During the second quarter of 2020, the fair value of the derivative was determined to be zero based upon the expected conversion of the notes via an embedded conversion feature which did not meet the definition of a derivative. Upon conversion of the 2019 Note and the 2020 Notes in August 2020 upon completion of the Company’s IPO, the derivative liabilities were extinguished. No additional expense was recorded at extinguishment since the derivative liabilities had already been assessed to have zero value. During the year ended December 31, 2020, the Company recorded other income of $2.7 million related to changes in fair value of derivative liabilities in the consolidated statements of operations.
Debt Discount
Prior to conversion, the Company also evaluated the 2019 Note and the 2020 Notes for BCFs under ASC Topic 470-20, Debt With Conversion and Other Options. The Company determined that the maturity date conversion feature met the definition of a BCF since the embedded conversion option was in-the-money at inception and was fixed and determinable upon execution. Upon issuance of the 2019 Note during the second quarter of 2019, the Company recorded $11.5 million as a debt discount with a corresponding entry to additional paid-in-capital on its consolidated balance sheet to record the BCF on the 2019 Note. Additionally, at issuance in May 2019, the Company recorded a debt discount which consisted of $0.9 million related to the establishment of the derivative liability and $2.5 million related to debt issuance costs on the 2019 Note.
Upon issuance of the 2020 Notes during the second quarter of 2020, the Company recorded $2.7 million as a debt discount with a corresponding entry to additional paid-in-capital on its consolidated balance sheets to record the BCF on the 2020 Notes. Additionally, the Company recorded a debt discount of $0.7 million related to the establishment of the derivative liability on the 2020 Notes.
Prior to conversion, the debt discounts were amortized over the life of the notes. Amortization of the debt discount from inception of the 2019 Note until conversion of the 2019 Note and the 2020 Notes upon IPO was $8.7 million. At the time of conversion, the 2019 Note and the 2020 Notes had unamortized discounts of $6.9 million and $2.7 million, respectively.
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
As of December 31, 2019, the Company’s 2019 Note and the 2020 Notes balance, net of discount, consisted of the following (in thousands):

AS OF DECEMBER 31,2019

Principal amount	$40,000
Unamortized debt discounts	(9,633)
Convertible note, net	$30,367

6. STOCKHOLDERS’ EQUITY (DEFICIT)
Amended and Restated Certificate of Incorporation
On August 21, 2020 upon completion of the IPO, the Company’s certificate of incorporation was amended and restated to authorize 120,000,000 shares of common stock and 15,000,000 shares of preferred stock, each with a par value of $0.0001 per share.
Convertible Preferred Stock
Prior to its conversion to common stock in connection with the Company’s IPO, the convertible preferred stock was classified as temporary, or mezzanine, equity on the accompanying consolidated balance sheets since the shares contained certain redemption features that were not solely within the control of the Company. The Company had not previously accreted the convertible preferred stock to its redemption value since the shares were not currently redeemable and redemption was not deemed to be probable.
Convertible preferred stock authorized and issued as of December 31, 2019 consisted of the following (in thousands, except share, issue period, and per share amounts):

	AS OF DECEMBER 31,2019
	Shares Authorized	Shares Issued and Outstanding	Issue Period	Price Per Share	Aggregate Liquidation Preference
Series Mezzanine 1	4,299,319	4,299,319	2017-2018	$6.98	$30,009
Series Mezzanine 2	21,465,681	8,235,012	2018-2019	$6.98	$57,480
Total	25,765,000	12,534,331			$87,489
During the year ended December 31, 2019, the Company issued 1.7 million shares of Series Mezzanine 2 Preferred Stock at a purchase price of $6.98 per share, resulting in net proceeds of approximately $12.0 million, after deducting offering expenses. No shares of Series Mezzanine 1 Preferred Stock and Series Mezzanine 2 Preferred Stock were issued during the year ended December 31, 2020.
In connection with the completion of the Company’s IPO in August 2020, all of the outstanding shares of convertible preferred stock were converted into 7,211,086 shares of the Company’s common stock.
Common Stock Warrants
As discussed in Note 3, the Company issued warrants to Oxford concurrently with the 2020 Loan Agreement. Upon the consummation of the Company’s IPO in August 2020, the warrants are exercisable for 7,354 shares of common stock of the Company at $17.00 per share. As of December 31, 2020, the warrants are equity-classified and reflected in additional paid-in-capital at $0.14 million. The fair value of the warrants was determined using the Black-Scholes model on the date of reclassification. No subsequent remeasurement is required for equity-classified warrants.
7. EQUITY COMPENSATION PLANS
Stock Incentive Plan
The Company has one share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, which provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of December 31, 2020, an aggregate of 3.0 million shares of common stock were reserved for issuance under the 2017 Plan, of which 0.5 million were available.
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

A summary of the Company’s stock option activity under its 2017 Plan for the year ended December 31, 2020 is as follows (in thousands, except for per share data and years):

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2019	2,013	$10.92	9.0	$1,261
Granted	747	$13.97	9.4	$14,217
Forfeited	(232)	$11.15
Exercised	(3)	$10.52		$19
Outstanding as of December 31, 2020	2,525	$11.80	8.2	$53,481
Vested and exercisable as of December 31, 2020	988	$10.84	7.6	$21,849
Aggregate intrinsic value of stock options outstanding at December 31, 2020 and December 31, 2019 is calculated using the fair value of common stock at each respective date.
Stock-Based Compensation Expense
Stock options are valued using the Black-Scholes Merton option pricing model on the date of grant. This option pricing model involves a number of estimates, including the expected lives of the stock options, the Company’s anticipated stock volatility, and interest rates. Stock-based compensation expense is recognized using the straight-line method over the vesting period. The Company recognizes forfeitures as they occur.
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value for the years ended December 31, 2020 and 2019 were as follows.

	YEARS ENDED DECEMBER 31,
	2020	2019

Risk-free interest rate	0.42%	2.07%
Expected volatility	97.72%	87.43%
Expected dividend yield	—%	—%
Expected term	6.08	6.08
Weighted average fair value	$10.82	$9.82
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
Prior to the Company’s IPO, given the absence of a public trading market for the Company’s common stock, its board of directors exercised their judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of the Company’s common stock underlying the stock options, such as: contemporaneous valuations performed by independent third-party specialists, its stage of development, including the status of its research and development efforts of its therapeutic candidates and the material risks related to its business and industry, its results of operations and financial condition, including its levels of capital resources, the prices at which its sold shares of its convertible preferred stock, the rights, preferences and privileges of its convertible preferred stock relative to those of its common stock, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable life sciences public companies, as well as recently completed mergers and acquisitions of peer companies, the likelihood of achieving a liquidity event for the holders of its common stock or convertible preferred stock, such as an IPO or a sale of the Company given prevailing market conditions, trends and developments in its industry, external market conditions affecting the life sciences and biotechnology sectors, and the lack of liquidity of its common stock, among other factors.
Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price on the date of the grant. The Company’s board of directors intended all options granted to be exercisable at a price per share not less than the per share fair value of its common stock underlying those options on the grant date.
Stock-based compensation expense for stock options consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019

Research and development	$4,300	$3,405
General and administrative	723	569
Total stock-based compensation expense	$5,023	$3,974
As of December 31, 2020, the Company had $13.6 million of total unrecognized stock-based compensation expense related to its stock options, which it expected to recognize over a weighted-average period of 2.3 years.

8. LICENSE AND GRANT REVENUES
The following table summarizes the total revenue recorded in the Company’s consolidated statements of operations (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019

License fee revenue from affiliates
Elpiscience Biopharmaceuticals, Inc.	$2,000	$—
Transcenta Holding, Ltd.	—	1,000
Total license fee revenue from affiliates	2,000	1,000
License fee revenue from non-affiliates
Chiesi Farmaceutici S.p.A.	7,365	1,061
Phylaxis BioScience, LLC	1,993	—
bluebird bio, Inc.	400	7,000
Other license revenues from non-affiliates	1,050	32
Total license fee revenue from non-affiliates	10,808	8,093
Grant revenue
National Institutes of Health	—	880
Combating Antibiotic Resistant Bacteria Accelerator	—	3,081
Congressionally Directed Medical Research Program	80	157
Total grant revenue	80	4,118
Total revenue	$12,888	$13,211
License and Collaboration Agreements
Phylaxis Agreements
In July 2020, the Company entered into a joint venture with an entity affiliated with ArrowMark Partners, Phylaxis BioScience, LLC, or Phylaxis. In connection with the joint venture, the Company entered into the following agreements: Contribution Agreement, License Agreement, Limited Liability Company Agreement, and Master Services Agreement, or collectively the Phylaxis Agreements, pursuant to which the Company licensed certain intellectual property and know-how to Phylaxis and agreed to provide services to develop certain compounds. Upon closing, the Company received a $2.5 million nonrefundable, upfront payment from Phylaxis under the Master Services Agreement, or MSA. The Company is also entitled to an additional $2.5 million payable within 180 days from closing under the MSA, $1.25 million of which was received in October 2020. Upon closing, the Company received a 10% equity interest in Phylaxis as consideration for the contribution of the license of the Company’s intellectual property and know-how and is entitled to receive an additional 5% based on the achievement of certain milestones. Under the License Agreement, the Company is also entitled to specified development and commercialization milestone payments of up to an aggregate of $225.0 million and $175.0 million, respectively. The Company is also entitled to share in a percentage of the profits of Phylaxis under the Limited Liability Company Agreement.
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
During the year ended December 31, 2020, the Company recognized $2.0 million of revenue related to this performance obligation. As of December 31, 2020, the Company has $1.6 million and $0.6 million of current and non-current deferred revenue related to this agreement, respectively. The Company expects to complete all work related to this contract and recognize revenue in its entirety by the first half of 2022.
bluebird
2018 License Agreement
On December 20, 2018, the Company entered into a License Agreement with bluebird bio, Inc., or bluebird, whereby the Company granted bluebird the exclusive, worldwide rights to develop, manufacture, and commercialize certain cell therapy products containing binders. In January 2019, the Company received a non-refundable upfront fee of $7.0 million from bluebird for this exclusive license. As part of the Company’s performance obligations to bluebird, it transferred certain know-how to bluebird, the completion of which occurred in March 2019. As a result, the Company recognized the $7.0 million upfront payment as license fee revenue during March 2019 upon completion of all performance obligations.
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
As of the effective date of the agreement, the Company identified one performance obligation, which was the transfer of the exclusive development license to bluebird for the two initial programs. The Company determined that the option granted for an exclusive license in the future was not a material right. For the eight programs not identified upon execution of the contract, the Company evaluated the customer option for additional purchases and determined that those options for additional programs did not constitute material rights nor variable consideration. As additional programs are identified, the Company will re-assess its performance obligations and transaction price accordingly.
The Company determined the total transaction price of the contract at execution was $0.4 million for the transfer of the two exclusive development licenses. The Company recognized $0.4 million of revenue related to this agreement at the point in time in which the exclusive development licenses were transferred to bluebird, which occurred upon execution of the agreement in June 2020.
Chiesi
In May 2019, the Company entered into an Option Agreement, as amended by the First Amendment to Option Agreement, dated August 19, 2019, the Chiesi Option Agreement, with Chiesi Farmaceutici S.p.A., or Chiesi, pursuant to which the Company granted to Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada. Under the terms of the Chiesi Option Agreement, the Company received a one-time, non-refundable option initiation payment of $10.0 million in August 2019. If Chiesi chooses to exercise its option under the Chiesi Option Agreement, then Chiesi must pay the Company a one-time, non-refundable fee of $12.5 million upon the effective date of the definitive agreement granting Chiesi the exclusive license. If the option is exercised, under the license agreement, the Company may be entitled to receive specified milestone payments of up to $122.5 million, as well as royalties on future product sales.
The Company has identified one performance obligation as of the effective date of the Chiesi Option Agreement, which is to perform research and development services for Chiesi during the option period, which will continue (unless the Chiesi Option Agreement is terminated earlier by the Chiesi or the Company) until 60 days following the last to occur of (i) the Company’s delivery to Chiesi of the trial phase data for the first Phase I Clinical Trial, (ii) the Company’s delivery to Chiesi of the finalized minutes from the definitive U.S. Food and Drug Administration, or FDA, scientific advice meeting conducted following completion of such Phase I Clinical Trial, and (iii) the Company’s delivery to Chiesi of the finalized minutes from the definitive parallel EMA-HTA scientific advice meeting conducted following completion of such Phase I Clinical Trial. The Company has determined that the option to grant a license in the future is not a material right.
The $10.0 million upfront payment has been allocated to the single performance obligation. Revenue is recognized over time as services are performed during the option period, based on the Company’s effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period. During the years ended December 31, 2020 and 2019, the Company recognized $7.4 million and $1.1 million in revenue related to this agreement, respectively. As of December 31, 2020, the Company has $1.4 million and $0.1 million of current and non-current deferred revenue related to this agreement, respectively. As of December 31, 2019, the Company had $7.9 million and $1.0 million of current and non-current deferred revenue related to this agreement. The Company expects to complete all work related to this contract and recognize revenue in its entirety by the first half of 2022.
Elpiscience
As of December 31, 2020, the Company has entered into two different License Agreements with Elpiscience Biopharmaceuticals, Inc., or Elpiscience. Each agreement is a standalone license of a distinct and differentiated protein therapeutic candidate with a separate biological target, providing a unique benefit. Neither the license nor the asset is reliant upon the other.
PD-L1 and 4-1BB Program
In February 2018, the Company entered into a License Agreement, or the PD-L1 and 4-1BB License Agreement, with Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s bi-specific therapeutic candidate designed to target PD-L1 and 4-1BB, or INBRX-105. This license provides Elpiscience with the right to further advance the therapeutic candidate through clinical trials, as well as to manufacture and commercialize it. It also requires the Company to provide Elpiscience with know-how and materials specific to INBRX-105, including process development and manufacturing data and information necessary to develop INBRX-105. In the PD-L1 and 4-1BB License Agreement, the Company also agreed to negotiate an agreement to supply Elpiscience with INBRX-105 for its development in China, Hong Kong, Macau and Taiwan. The Company is eligible to receive specified developmental and commercial milestone payments of up to an aggregate of $100.0 million, as well as percentage tiered royalties on future product sales with rates in the high single-digits. Due to the uncertainty in the achievement of the developmental milestones, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the

Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. This will be re-assessed at each reporting period.
Under the PD-L1 and 4-1BB License Agreement, the Company is entitled to reimbursement for certain toxicology study costs and chemistry, manufacturing and controls, or CMC costs. Elpiscience paid the Company $3.0 million in March 2018 for certain costs in relation to the development of INBRX-105. The payment received in advance of the work to be completed was recorded to other current liabilities upon receipt and, since the Company was acting as an agent on behalf of Elpiscience, the Company recorded it as a contra-expense against research and development as the relevant work was completed. During the year ended December 31, 2019, the Company completed all relevant work on this program and derecognized the remaining approximately $0.7 million of other current liabilities related to the reimbursement under the PD-L1 and 4-1BB License Agreement. As of December 31, 2019, there were no liabilities related to this reimbursement remaining.
OX40 Program
In April 2018, the Company entered into a separate License Agreement, or the OX40 License Agreement, with Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. This license provides Elpiscience with the right to further advance the therapeutic candidate through clinical trials, as well as manufacture and commercialize it. It also requires the Company to provide Elpiscience with know-how and materials specific to INBRX-106, including process development and manufacturing data and information necessary to develop INBRX-106. In the OX40 License Agreement, the Company also agreed to negotiate an agreement to supply Elpiscience with INBRX-106 for its development in Mainland China, Hong Kong Macau and Taiwan. The Company is eligible to receive certain developmental and commercial milestones of up to an aggregate of $100.0 million, as well as percentage tiered royalties on future product sales with rates in the high single-digits. Due to the uncertainty in the achievement of the developmental and commercial milestones, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. This will be re-assessed at each reporting period.
In September 2020, the Company achieved a milestone under the contract for $2.0 million, which was received during September 2020. The Company recognized revenue of $2.0 million during the year ended December 31, 2020. No revenue was recognized related to this agreement during the year ended December 31, 2019.
Under the OX40 License Agreement, the Company is entitled to reimbursement for certain toxicology study costs and CMC costs. Elpiscience paid the Company $3.4 million in August 2018 for certain costs incurred in relation to the development and production of INBRX-106. The payment received in advance of the work to be completed was recorded to other current liabilities upon receipt and since the Company was acting as an agent on behalf of Elpiscience, the Company recorded it as a contra-expense against research and development as the relevant work was completed. As of December 31, 2020, the Company has $0.2 million recorded as receivables from related parties from Elpiscience for expenses incurred which have not yet been reimbursed. During the years ended December 31, 2020 and 2019, the Company derecognized approximately $0.2 million and $1.7 million, respectively, of current liabilities related to these reimbursements under the OX40 License Agreement. During the year ended December 31, 2020, the Company received $0.2 million in reimbursements for expenses already incurred. As of December 31, 2020, the Company had no liabilities outstanding related to this agreement. Additional reimbursements of $0.1 million related to multi-year stability studies are expected to be recognized and paid upon completion.
During 2020, the Company entered into additional cost sharing arrangements with Elpiscience related to formulation development and material generation. During the year ended December 31, 2020, the Company derecognized approximately $0.3 million of current liabilities related to these agreements, all of which is recorded as receivables from related parties as of December 31, 2020.
Transcenta
In June 2017, the Company entered into a License Agreement, or the Transcenta License Agreement, with Transcenta Holding, Ltd. (formerly Hangzhou Just Biotherapeutics Co., Ltd.), or Transcenta, whereby the Company granted Transcenta exclusive, non-transferable rights to develop, manufacture, and sell its products containing the Company’s protein therapeutic candidate, designed to target DR5, or INBRX-109, or a derivative thereof, within mainland China, Hong Kong, Macau and Taiwan and agreed to provide Transcenta with the intellectual property and materials, including assays and cell lines, necessary to develop the therapeutic candidate. In addition, pursuant to the Transcenta License Agreement, the Transcenta License Agreement granted the Company a royalty-free, worldwide, non-exclusive research license to intellectual property created by Transcenta that incorporates intellectual property licensed to Transcenta, or the Transcenta IP. In June 2019, the Company achieved a milestone under the contract for $1.0 million, which was received during August 2019, net of $0.1 million in foreign tax withholding.
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
Celgene
In June 2012, the Company entered into a Development and Option Agreement with Celgene whereby the Company granted Celgene an option to exclusively license certain intellectual property rights relating to the Company’s CD47 checkpoint inhibitor. Upon grant of the Development and Option Agreement, Celgene made a non-refundable upfront option payment for the exclusive license. In June 2013, Celgene opted to exercise its right to license the intellectual property rights associated with the Company’s CD47 therapeutic. The Company is also eligible to receive certain developmental and commercial milestones of an aggregate of $934.1 million, assuming the achievement of all potential milestones in the agreement, as well as percentage tiered royalties based on future worldwide sales, with rates ranging between the high single-digits and low teens. The Company is obligated to pay 2% of future amounts received under the Development and Option Agreement to advisors who assisted the Company with the negotiation and other matters in connection with the Development and Option Agreement.
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
CARB-X Subaward Agreement
During July 2017, the Company was awarded a grant by Boston University in the amount of approximately $4.6 million. The program, Combating Antibiotic Resistant Bacteria Accelerator, or CARB-X, is a non-profit public-private partnership dedicated to accelerating antibacterial research to tackle the global rising threat of drug-resistant bacteria. The Company received this award in relation to its program aimed at the development of novel antimicrobial therapeutics using multiple mechanisms of action to circumvent the development of resistance, and in the case of this grant, specifically for pseudomonas. The payment structure of this grant was a cost share, where 70% of costs were reimbursed by the sponsor, or Boston University, and the remaining 30% of costs are covered by the Company. The work under this grant began in October 2017 and was discontinued during the third quarter of 2019 based on the uncertainty within the applicable regulatory environment.

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
Revenue from this grant is based upon internal and subcontractor costs incurred by the Company that are specifically covered by the grants, and where applicable, an additional facilities and administrative rate that provided funding for overhead expenses. Revenue is recognized when the Company incurs these covered expenses related to the grant’s continued progression. The Company submits requests for reimbursement to the DoD for only those expenses which have been incurred by the Company in each period, resulting in reimbursement in arrears. As of December 31, 2020, $0.3 million in revenue has been recognized, all of which has been received in cash from the DoD.
9. RELATED PARTY TRANSACTIONS
From time to time, the Company will enter into an agreement with a related party in the ordinary course of its business. These agreements are ratified by the Company’s Board of Directors or a committee thereof pursuant to policy.
LAV Summit Limited
LAV Summit Limited, or LAV SL, a limited company, is a principal shareholder owning more than 5% of the Company’s outstanding equity interest as of December 31, 2020. Due to this equity ownership, LAV SL is considered a related party. Moreover, Judith Li, a former member of the Company’s board of directors, is a Partner at LAV SL’s General Partner, Lilly Asia Ventures, or LAV, a biomedical venture capital firm.
In June 2017, the Company entered into the Transcenta License Agreement. LAV, through one of its funds, holds a significant equity ownership position in Transcenta. During the year ended December 31, 2020, the Company recorded no revenue related to this agreement. During the year ended December 31, 2019, the Company recorded revenue of $1.0 million related to this agreement. See Note 8 for further discussion of this agreement.
In February 2018, the Company entered into the PD-L1 and 4-1BB License Agreement with Elpiscience. LAV, through one of its funds, holds a significant equity ownership position in Elpiscience and the Venture Partner of LAV is the CEO, Founder, and Director at Elpiscience. Accordingly, the Company identifies Elpiscience as a related party. Under this agreement, the Company is entitled to reimbursement for certain CMC and toxicology expenses incurred for which Elpiscience has paid the Company $4.7 million to date as of December 31, 2020. During the years ended December 31, 2020 and 2019, the Company recorded no revenue related to this agreement. See Note 8 for further discussion of this agreement.
In April 2018, the Company entered into the OX40 License Agreement with Elpiscience. Under this agreement, the Company is entitled to reimbursement for certain CMC and toxicology expenses incurred for which Elpiscience has paid the Company approximately $5.2 million to date as of December 31, 2020. During the year ended December 31, 2020, the Company recorded revenue of $2.0 million related to this agreement. During the year ended December 31, 2019, the Company recorded no revenue related to this agreement. See Note 8 for further discussion of this agreement.
In July 2020, the Company entered into a cost sharing agreement with Elpiscience related to OX40. Under this agreement, the Company is entitled to reimbursement for certain formulation development costs. Through

December 31, 2020, the Company has not received any reimbursements related to this agreement. See Note 8 for further discussion of this agreement.
WuXi Biologics Healthcare Venture
WuXi Biologics Healthcare Venture, or WuXi Bio HV, is a corporate venture arm of WuXi Biologics, with whom the Company has an existing Exclusivity Agreement. In January 2019, WuXi Bio HV purchased 1.7 million shares of the Company’s Series Mezzanine 2 Preferred Stock at a purchase price of $6.98 per share, for a purchase price of $12.0 million. These shares converted to common stock upon the consummation of the Company’s IPO in August 2020.
See Note 6 for further discussion of Preferred Stock transactions.
10. INCOME TAXES
The components of income tax expense (benefit) were as follows for the years ended December 31, 2020 and 2019, respectively (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
Current expense:
State	$3	$(2)
Foreign	—	900
Total current expense	$3	$898
The provision for the year ended December 31, 2020 was related to California state income tax. The provision for the year ended December 31, 2019 was related to payments received in connection with the Transcenta License Agreement and Chiesi Option Agreement.
A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2020 and 2019 as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
Expected income tax benefit at federal statutory rate	$(15,985)	$(10,605)
State income tax expense (benefit), net of federal benefit	4,548	(4,807)
Permanent items	2,291	1,937
R&D credits	(2,878)	(2,910)
Unrecognized tax benefits (FIN 48)	707	1,232
Foreign withholding tax	—	711
Return to provision true-ups	164	—
Valuation allowance	11,156	15,340
Income tax expense	$3	$898
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

The components of net deferred income taxes were as follows (in thousands):

	AS OF DECEMBER 31,
	2020	2019
Deferred income tax assets
Net operating loss carryforward	$27,055	$16,284
Research and development credits	6,465	4,346
Intangibles	4,176	6,168
Accruals	233	302
Stock compensation	409	49
Change in fair value	—	284
Deferred revenue	806	280
Operating lease liabilities	1,733	2,183
Fixed assets	—	42
Other	3	78
Gross deferred tax assets	40,880	30,016
Less: Valuation allowance	(39,087)	(27,931)
Total deferred tax assets	1,793	2,085
Deferred income tax liabilities
Fixed assets	(140)	—
Operating lease right-of-use assets	(1,653)	(2,085)
Total deferred tax liabilities	(1,793)	(2,085)
Net deferred tax assets (liabilities)	$—	$—
As of December 31, 2020, the Company had unused federal and state NOL carryforwards of approximately $122.4 million and $18.6 million, respectively. The federal NOL carryforwards generated in years beginning after 2017 may be carried forward indefinitely but federal NOL carryforwards generated in tax years beginning after December 31, 2017 will, in loss utilization years beginning after December 31, 2020, only be available to offset up to 80% of pre-NOL taxable income each year. The state NOL carryforwards will begin to expire in 2038. As of December 31, 2020, the Company also had federal and state research tax credit carryforwards of $6.4 million and $2.8 million, respectively. The federal research tax credit carryforwards begin to expire in 2038, while the state carryforwards have no expiration.
The utilization of NOL and research tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the IRC, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. It is possible that the Company has already incurred ownership changes and may incur additional ownership changes in the future. If an ownership change has occurred, the Company’s ability to use its NOL or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.
The Company has established a full valuation allowance against its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence such as the

Company’s projections for future growth. Based on this evaluation, as of December 31, 2020, a valuation allowance of $39.1 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.
The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes that it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcome of examinations by tax authorities in determining the adequacy of its provision for income taxes.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	AS OF DECEMBER 31,
	2020	2019
Beginning balance	$1,499	$230
Increases related to current year tax positions	656	1,269
Ending balance	$2,155	$1,499
As of December 31, 2020, the Company had gross unrecognized tax benefits of $2.2 million, none of which would affect the effective tax rate due to the existence of a full valuation allowance. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets as of December 31, 2020 or December 31, 2019, and has not recognized interest and/or penalties in its consolidated statements of operations for the years ended December 31, 2020 and 2019.
The Company is subject to income taxes in the United States and California. Due to the carryforward of unutilized NOLs and R&D credits, the Company’s tax years from 2014 and forward are subject to examination by the United States and California tax authorities. The Company has not been, nor is it currently, under examination by the U.S. federal or any state tax authority.

11. LEASES
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
The right-of-use asset and operating lease liability as of December 31, 2020 and 2019 are as follows:

	AS OF DECEMBER 31,	AS OF DECEMBER 31,
	2020	2019
Right-of-use asset	$7,831	$7,453

Operating lease liability
Current	1,503	1,105
Non-current	6,707	6,698
Total operating lease liability	$8,210	$7,803
During the years ended December 31, 2020 and 2019, the Company recognized operating lease expense of $3.1 million and $2.4 million, respectively. As of December 31, 2020 and 2019, the Company’s operating lease had a remaining term of 4.5 and 5.5 years, respectively.
The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 8.2% and 8.0% as of December 31, 2020 and 2019, respectively.
Future minimum rental payments under operating leases are as follows (in thousands):

AS OF DECEMBER 31, 2020

2021	$2,119
2022	2,161
2023	2,203
2024	2,247
2025	1,137
Total future minimum lease payments	$9,867
Less: imputed interest	(1,657)
Present value of operating lease liability	8,210
Less: current portion of operating lease liability	(1,503)
Non-current portion of operating lease liability	$6,707

12. COMMITMENTS AND CONTINGENCIES
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
Indemnification
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. In some cases, the indemnification obligation will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. In addition, the Company has entered into indemnification agreements with its directors and certain officers that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, no demands have been made upon the Company to provide indemnification under these agreements, and thus, there are no indemnification claims that the Company is aware of that could have a material effect on the Company’s consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.
Purchase Commitments
The Company has several ongoing contracts with CROs for preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of approximately $11.5 million and $3.4 million in its consolidated balance sheet for expenditures incurred by CROs and CDMOs as of December 31, 2020 and December 31, 2019, respectively.
While these contracts are generally cancellable, some may contain specific activities that involve one or more non-cancellable commitments, including minimum purchase commitments, binding annual forecasts, and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from cost of work performed to date and up to twelve months of future committed manufacturing costs. As of December 31, 2020 and December 31, 2019, the non-cancellable portion of these contracts total in aggregate, excluding amounts recorded in accounts payable and accrued expenses at each respective date, approximately $7.0 million and $31.5 million, respectively. During the years ended December 31, 2020 and 2019, the Company incurred $30.2 million and $1.3 million of expenses related to these agreements, respectively.
Other Commitments
Additionally, Mark P. Lappe, the Company’s Chief Executive Officer, Brendan P. Eckelman, the Company’s Chief Scientific Officer, Klaus W. Wagner, the Company’s Chief Medical Officer, Kelly D. Deck, the Company’s Chief Financial Officer, and certain other members of management have agreements that provide for severance compensation in the event of termination or a change in control.
13. COVID-19
On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China, or the COVID-19 outbreak, and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.
The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the Company’s therapeutic candidates and the conduct of future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA which could result in delays in meetings, reviews and approvals, including with respect to any of the Company’s therapeutic candidates. For example, as a result of the COVID-19 pandemic patient travel restrictions, the Company temporarily suspended patient enrollment for its trial for INBRX-101 during the second and third quarters of 2020. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or future clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s business, financial condition, results of operations, and prospects, and those of the third parties relied upon by the Company.
CARES Act
On March 27, 2020, the U.S. federal government enacted the CARES Act, which includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also includes provisions for PPP loans administered by the SBA. The Company applied for and received PPP funds in May 2020 and subsequently repaid the loan in full in October 2020. See Note 4 for further discussion of the Company’s PPP loan.
The CARES Act also permits employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% is required to be paid by December 31, 2021 and the remaining 50% is required to be paid by December 31, 2022. The Company began deferring payment of the employer share of social security taxes in April 2020. As of December 31, 2020, the Company had deferred payment of $0.4 million of such taxes, $0.2 million of which are classified as accrued expenses and $0.2 million of which are classified as other non-current liabilities in the Company’s consolidated balance sheets.
The Company will continue to examine and evaluate any impacts the CARES Act and associated subsequent legislation may have on its business and taxes.
14. SUBSEQUENT EVENTS
For the audited consolidated financial statements as of December 31, 2020, the Company evaluated subsequent events to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no additional subsequent events required recognition or disclosure in these consolidated financial statements, other than disclosures related to those outlined below.
During the first quarter of 2021, the Company granted stock options to purchase an aggregate of 1.7 million common shares at a weighted average exercise price of $33.58 per share to employees under the 2017 Equity Incentive Plan. The Company granted these options with an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. The options are subject to four-year vesting with a one-year cliff and have a contractual term of 10 years.
In February 2021, the Company was awarded a grant from the Department of Defense in the amount of approximately $0.3 million for the development of sdAb based therapeutics targeting SARS-CoV-2 Spike protein for the treatment of COVID-19. Work under the grant began in February 2021 and is expected to continue through February 2022. No cash reimbursements have been received under this grant to date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were designed and operating effectively at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.
None.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance.
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance” and “Code of Conduct and Ethics” in our proxy statement for the 2021 annual meeting of stockholders.
Item 11. Executive Compensation.
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our proxy statement for the 2021 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2021 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our proxy statement for the 2021 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in our proxy statement for the 2021 annual meeting of stockholders.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
Exhibits
The exhibits listed in the accompanying “Index to Exhibits” below are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Financial Statement Schedules
See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Index to Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBIT	FILED HEREWITH	FORM	INCORPORATED BY REFERENCE FILE NO.	DATE FILED
3.1	Amended and Restated Certificate of Incorporation.		8-K	001-39452	8/21/2020
3.2	Amended and Restated Bylaws.		8-K	001-39452	8/21/2020
4.1	Form of Common Stock Certificate.		S-1	333-231907	6/3/2019
4.2	Second Amended and Restated Investors’ Rights Agreement, dated April 6, 2020, by and among the Registrant and the investors named therein.		S-1	333-240135	7/28/2020
4.3^	Form of Warrant to Purchase Stock by and between the Registrant and Oxford Finance LLC.		S-1	333-240135	7/28/2020
4.4	Description of the Registrant’s Securities.	X
10.1Δ	Form of Indemnification Agreement.		S-1	333-240135	7/28/2020
10.2Δ	Amended and Restated Executive Employment Agreement, effective as of August 7, 2020, by and between the Registrant and Mark Lappe.		S-1/A	333-240135	8/12/2020
10.3Δ	Amended and Restated Executive Employment Agreement, effective as of August 7, 2020, by and between the Registrant and Klaus Wagner, M.D., Ph.D.		S-1/A	333-240135	8/12/2020
10.4Δ	Amended and Restated Executive Employment Agreement, effective as of August 7, 2020, by and between the Registrant and Brendan Eckelman, Ph.D.		S-1/A	333-240135	8/12/2020
10.5Δ	Executive Employment Agreement, effective as of August 7, 2020, by and between the Registrant and Kelly Deck.		S-1/A	333-240135	8/12/2020
10.6Δ	Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan.		S-1/A	333-240135	8/12/2020
10.7Δ	Form of Stock Option Grant Notice under the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan.		S-1	333-231907	6/3/2019
10.8Δ	Form of Restricted Stock Agreement under the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan.		S-1	333-231907	6/3/2019
10.9Δ	Non-Employee Director Compensation Policy.		S-1	333-240135	7/28/2020
10.10†	License Agreement, dated July 1, 2013, by and between INBRX 103, LLC and Celgene Corporation.		S-1	333-231907	6/3/2019
10.11	Amendment to License Agreement, dated November 23, 2018, by and among the Registrant, INBRX 103, LLC and Celgene Corporation.		S-1	333-231907	6/3/2019
10.12†	License Agreement, dated June 21, 2017, by and between the Registrant and Transcenta Holding Ltd.		S-1	333-231907	6/3/2019
10.13	Technical Services Agreement, dated March 19, 2018, by and between the Registrant and Transcenta Holding Ltd.		S-1	333-231907	6/3/2019
10.14	Technical Services Agreement, dated October 6, 2018, by and between the Registrant and Transcenta Holding Ltd.		S-1	333-231907	6/3/2019
10.15†	License Agreement, dated February 28, 2018, by and between the Registrant and Elpiscience Biopharmaceuticals, Inc.		S-1	333-231907	6/3/2019
10.16†	License Agreement, dated April 30, 2018, by and between the Registrant and Elpiscience Biopharmaceuticals, Inc.		S-1	333-231907	6/3/2019
10.17†	License Agreement, dated December 20, 2018, by and between the Registrant and bluebird bio, Inc.		S-1	333-231907	6/3/2019
10.18	Lease Agreement, dated September 8, 2017, by and between the Registrant and HCP TPSP, LLC.		S-1	333-231907	6/3/2019
10.19	First Amendment to Lease, dated May 21, 2019, by and between the Registrant and HCP TPSP, LLC.		S-1	333-231907	6/3/2019
10.20†	Option Agreement, dated May 29, 2019, by and between the Registrant and Chiesi Farmaceutici S.p.A.		S-1	333-231907	6/3/2019
10.21	First Amendment to Option Agreement, dated August 19, 2019, by and between the Registrant and Chiesi Farmaceutici S.p.A.		S-1/A	333-231907	8/20/2019

10.22†	Option and License Agreement, dated June 9, 2020, by and between the Registrant and bluebird bio, Inc.		S-1	333-240135	7/28/2020
10.23	Loan and Security Agreement, dated July 15, 2020, by and between the Registrant and Oxford Finance LLC.		S-1	333-240135	7/28/2020
10.24	First Amendment to Loan and Security Agreement, dated November 12, 2020, by and between the Registrant and Oxford Finance LLC.		10-Q	001-39452	11/13/2020
10.25†	Amended and Restated Master Services Agreement, dated August 28, 2018, by and between the Registrant and WuXi Biologics (Hong Kong) Limited.		S-1	333-231907	6/3/2019
10.26†	Amendment No. 1 to Amended and Restated Master Services Agreement, dated December 11, 2019, by and between the Registrant and WuXi Biologics (Hong Kong) Limited.		S-1	333-240135	7/28/2020
21.1	Subsidiaries of the Registrant.		S-1	333-231907	6/3/2019
23.1	Consent of BDO USA, LLP, independent registered public accounting firm.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
^    Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
†    Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit have been omitted by means of marking such portions with asterisks as the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
Δ    Management Compensation Plan or arrangement.
* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBRX, INC.

/s/ Mark P. Lappe
Name: Mark P. Lappe
Title: Chief Executive Officer and Chairman

Date: March 12, 2021
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mark P. Lappe	Chief Executive Officer and Chairman (principal executive officer)	March 12, 2021
Mark P. Lappe

/s/ Kelly D. Deck, C.P.A.	Chief Financial Officer (principal financial officer and principal accounting officer)	March 12, 2021
Kelly D. Deck, C.P.A.

/s/ Brendan P. Eckelman, Ph.D.	Director	March 12, 2021
Brendan P. Eckelman, Ph.D.

/s/ Jon Faiz Kayyem, Ph.D.	Director	March 12, 2021
Jon Faiz Kayyem, Ph.D.

/s/ Douglas G. Forsyth	Director	March 12, 2021
Douglas G. Forsyth

/s/ Kimberly Manhard	Director	March 12, 2021
Kimberly Manhard