Form 10-Q
period 2021-03-31
Inhibrx, Inc.
filed 2021-05-13
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.       ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of April 30, 2021, the registrant had 37,810,751 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, of Inhibrx, Inc., or Inhibrx, or the Company, (also referred to as “we,” “us,” and “our”) contains forward-looking statements that involve risks and uncertainties. Except as otherwise indicated by the context, references in this Quarterly Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “design,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
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
•our and our third party partners and service providers’ ability to continue operations and advance our therapeutic candidates through clinical trials and the ability of our third party manufacturers to provide the required raw materials, antibodies and other biologics for our preclinical research and clinical trials in light of the COVID-19 pandemic and the ongoing political unrest in Hong Kong;
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
This Quarterly Report includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)

	MARCH 31,	DECEMBER 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,990	$128,664
Accounts receivable	36	82
Receivables from related parties	321	533
Prepaid expenses and other current assets	5,055	2,893
Total current assets	113,402	132,172
Property and equipment, net	3,388	3,492
Right-of-use asset	7,469	7,831
Other non-current assets	245	245
Total assets	$124,504	$143,740
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,291	$13,458
Accrued expenses	7,940	13,357
Current portion of deferred revenue	4,075	3,081
Current portion of lease liability	1,544	1,503
Total current liabilities	27,850	31,399
Non-current portion of deferred revenue	130	737
Long-term debt, net of current portion and including final payment fee	29,445	29,244
Non-current portion of lease liability	6,306	6,707
Other non-current liabilities	180	180
Total liabilities	63,911	68,267
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued or outstanding as of March 31, 2021 and December 31, 2020.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 37,805,097 and 37,712,390 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	4	4
Additional paid-in-capital	225,257	220,848
Accumulated deficit	(164,668)	(145,379)
Total stockholders’ equity	60,593	75,473
Total liabilities and stockholders’ equity	$124,504	$143,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Revenue:
License fee revenue	$863	$872
Grant revenue	26	—
Total revenue	889	872
Operating expenses:
Research and development	16,438	17,016
General and administrative	3,009	1,467
Total operating expenses	19,447	18,483
Loss from operations	(18,558)	(17,611)
Other income (expense):
Interest expense, net	(745)	(2,451)
Other income (expense), net	16	10
Change in fair value of derivative liabilities	—	(41)
Total other expense	(729)	(2,482)
Loss before income tax expense	(19,287)	(20,093)
Provision for income taxes	2	—
Net loss	(19,289)	(20,093)
Net loss per share, basic and diluted	$(0.51)	$(1.11)
Weighted-average shares of common stock outstanding, basic and diluted	37,736	18,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Convertible Preferred Stock (Shares)	Convertible Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2020	—	$—	37,712	$4	$220,848	$(145,379)	$75,473
Stock-based compensation expense	—	—	—	—	3,421	—	3,421
Issuance of shares upon exercise of stock options	—	—	93	—	988	—	988
Net loss	—	—	—	—	—	(19,289)	(19,289)
Balance as of March 31, 2021	—	$—	37,805	$4	$225,257	$(164,668)	$60,593

	Convertible Preferred Stock (Shares)	Convertible Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2019	12,534	$59,507	18,154	$2	$(24,316)	$(69,255)	$(93,569)
Stock-based compensation expense	—	—	—	—	1,088	—	1,088
Net loss	—	—	—	—	—	(20,093)	(20,093)
Balance as of March 31, 2020	12,534	$59,507	18,154	$2	$(23,228)	$(89,348)	$(112,574)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Cash flows from operating activities
Net loss	$(19,289)	$(20,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291	256
Accretion of debt discount and non-cash interest expense	201	1,544
Stock-based compensation expense	3,421	1,088
Non-cash lease expense	362	333
Change in fair value of derivative liabilities	—	41
Changes in operating assets and liabilities:
Accounts receivable	46	199
Receivables from related parties	212	180
Prepaid expenses and other current assets	(2,162)	711
Accounts payable	660	6,303
Accrued expenses and other current liabilities	(5,417)	2,353
Operating lease liability	(360)	(321)
Deferred revenue, current portion	994	(672)
Deferred revenue, non-current portion	(607)	(200)
Other non-current liabilities	—	890
Net cash used in operating activities	(21,648)	(7,388)
Cash flows from investing activities
Purchase of fixed assets	(14)	(91)
Net cash used in investing activities	(14)	(91)
Cash flows from financing activities
Payment of fees associated with debt	—	(50)
Repayment of principal on debt	—	(2,183)
Final payment on debt	—	(1,400)
Proceeds from the exercise of stock options	988	—
Net cash provided by (used in) financing activities	988	(3,633)
Net decrease in cash and cash equivalents	(20,674)	(11,112)
Cash and cash equivalents at beginning of period	128,664	11,540
Cash and cash equivalents at end of period	$107,990	$428

Supplemental disclosure of cash flow information
Cash paid for interest	$597	$39
Cash paid for income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,752
Payable for purchase of fixed assets	$173	$26
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
Impact of COVID-19 Pandemic
In response to the global outbreak of COVID-19 and the World Health Organization’s classification of the outbreak as a pandemic, the Company continues to take the necessary precautions to ensure the safety of its employees and to minimize interruptions to its operations. The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report on Form 10-Q, or Quarterly Report. While the pandemic has not yet had a material effect on the Company’s financial results, it is uncertain as to the full magnitude of impact the pandemic will have on the Company’s financial condition, liquidity and future results of operations. Management is actively monitoring the risks to public health and the impact of overall global business activity on its financial condition, liquidity, operations, suppliers, industry, and workforce.
The U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which, among a number varied provisions aimed to ease tax burdens on companies during the COVID pandemic, permitted employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% is required to be paid by December 31, 2021 and the remaining 50% is required to be paid by December 31, 2022. The Company began deferring payment of the employer share of social security taxes in April 2020. As of March 31, 2021 and December 31, 2020, the Company had deferred payment of $0.4 million of such taxes, $0.2 million of which are classified as accrued expenses and $0.2 million of which are classified as other non-current liabilities in the Company’s condensed consolidated balance sheets.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and applicable rules and regulations of the Securities and Exchange Commission, or the SEC, related to an interim report on the Form 10-Q.
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
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.
Liquidity
On August 21, 2020, the Company completed its initial public offering, or IPO, in which it sold 8,050,000 shares of common stock at an offering price of $17.00 per share. Net proceeds from the IPO were $125.9 million, net of underwriting discounts, commissions, and offering costs.
As of March 31, 2021, the Company had an accumulated deficit of $164.7 million and cash and cash equivalents of $108.0 million. From its inception and through March 31, 2021, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations for at least 12 months from the date these condensed consolidated financial statements are issued. The Company plans to finance its future cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements.
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
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The Company’s most significant estimates relate to evaluation of embedded derivative instruments and beneficial conversion features within its previously issued and outstanding convertible notes, whether revenue recognition criteria have been met, accounting for development work and preclinical studies and clinical trials, determining the assumptions used in measuring stock-based compensation, the incremental borrowing rate estimated in relation to the Company’s operating lease, and valuation allowances for the Company’s deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The Company’s actual results may differ from these estimates under different assumptions or conditions.
Concentrations of Credit Risk
The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial condition of the depository institutions in which those deposits are held.

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
The 2019 Note and the 2020 Notes contained embedded derivative liabilities (see Note 4). The 2020 Loan Agreement contained warrant liabilities (see Note 3). Prior to the completion of the IPO in August 2020, these were classified within Level 3 of the hierarchy, since they were valued by using inputs that were unobservable in the market. Upon the consummation of the IPO in August 2020 and as of March 31, 2021 and December 31, 2020, the derivative liabilities and warrant liabilities no longer existed.
Revenue Recognition
To date, the Company has generated revenue from its license and collaboration agreements with partners, as well as from grants from government agencies and private not-for-profit organizations. Payments received from customers are included in deferred revenue, allocated between current and non-current on the condensed consolidated balance sheet until all revenue recognition criteria are met. In accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, the Company recognizes revenue when, or as, the promised goods or services are transferred to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. To determine revenue recognition for arrangements the Company concludes are within the scope of ASC Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, the Company assesses the goods or services promised within each contract, assesses whether each promised good or service is distinct and identifies those that are performance obligations. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.
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
Research and Development and Clinical Trial Accruals
Research and development costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on the Company’s behalf, pursuant to development and consulting agreements in place. The Company’s preclinical studies and clinical trials are performed internally, by third party contract research organizations, or CROs, and/or clinical investigators. The Company also engages with contract development and manufacturing organizations, or CDMOs, for clinical supplies and manufacturing scale-up activities related to its therapeutic candidates. Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each clinical trial and the work completed, and upon information obtained from the CROs and CDMOs. The Company’s estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CDMOs regarding the status and cost of the studies. Costs incurred related to the Company’s purchases of in-process research and development for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred. Costs incurred related to the licensing of products that have not yet received regulatory approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.
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
For purposes of the diluted net loss per share calculation, the convertible preferred stock, convertible notes, warrants for purchase of common stock, and stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two class method required for participating securities as the convertible preferred stock is considered a participating security. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the three months ended March 31, 2021 and 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
The following securities that could potentially decrease net loss per share were not included in the determination of diluted loss per share as their effect is anti-dilutive (in thousands):

	AS OF MARCH 31,
	2021	2020 (1)
Shares issuable upon conversion of convertible preferred stock	—	7,211
Outstanding stock options	4,117	1,871
Convertible notes	—	2,849
Warrants to purchase common stock	7	—
	4,124	11,931
(1) The conversion of the convertible notes into common stock assumed a conversion price of $14.35 per share for the 2019 Note and $12.56 per share for the 2020 Notes, and included the conversion of the principal balance and all accrued interest as of the stated date (see Note 4).
Segment Information
The Company operates under one segment which develops biologic therapeutic candidates. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. The Company believes that the impact of the recently issued accounting pronouncements that are not yet effective will not have a material impact on its condensed consolidated financial condition or results of operations upon adoption. The Company has irrevocably elected not to take advantage of the extended transition period afforded by the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
Adoption of New Accounting Pronouncements
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which addresses the accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The amendments clarify that: (a) an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method; and (b) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. The provisions of this guidance are to be applied prospectively upon their effective date. ASU 2020-01 was effective for fiscal years beginning after December 15, 2020, and interim periods within those years. Early adoption was permitted, but required simultaneous adoption of all provisions of this guidance. The Company adopted this guidance as of January 1, 2021, which did not result in a material impact on its condensed consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves consistent application and simplification of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for fiscal years beginning after

December 15, 2020. The Company adopted this guidance as of January 1, 2021, which did not result in a material impact on its condensed consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share (EPS) calculation in certain areas. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, beginning in fiscal years which begin after December 15, 2020, including interim periods within those fiscal years. The Company early adopted ASU 2020-06 under a modified retrospective approach as of January 1, 2021. As a result of the adoption, there was no impact on retained earnings or other components of equity or to earnings per share in the Company’s condensed consolidated financial statements.
2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2021	DECEMBER 31, 2020
Outside research and development services	$4,376	$2,204
Other	679	689
Prepaid expense and other current assets	$5,055	$2,893
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2021	DECEMBER 31, 2020
Machinery and equipment	$5,968	$5,652
Leasehold improvements	441	441
Furniture and fixtures	507	507
Construction in process	128	257
Total property and equipment	7,044	6,857
Less: accumulated depreciation and amortization	(3,656)	(3,365)
Property and equipment, net	$3,388	$3,492
Depreciation and amortization expense totaled $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2021	DECEMBER 31, 2020
Accrued research and development	$6,594	$11,529
Accrued compensation expense	620	1,165
Accrued professional fees	314	282
Other	412	381
Accrued expenses	$7,940	$13,357
The amount accrued for research and development expense relates primarily to the Company’s usage of third-party CROs and CDMOs for clinical and development efforts as its therapeutic candidates progress. See Note 1 for further discussion of the components of research and development.
3. DEBT
2020 Loan Agreement
On July 15, 2020, the Company entered into a loan and security agreement, or the 2020 Loan Agreement, with Oxford Finance LLC, or Oxford, pursuant to which it received $10.0 million in gross proceeds, net of $0.1 million of debt issuance costs. On November 12, 2020, the Company entered into an amendment to the 2020 Loan Agreement, or the Amended 2020 Loan Agreement and received $20.0 million in additional gross proceeds, net of $0.02 million of debt issuance costs and $0.7 million of a one-time first amendment fee. The Amended 2020 Loan Agreement provides for two additional tranches of term loans in an aggregate principal amount of up to $40.0 million, as follows: (a) the second tranche in an aggregate principal amount of $20.0 million, funded upon the closing of the 2020 Loan Amendment, or Term B, and (b) the third tranche in an aggregate principal amount of $20.0 million to fund on or before September 30, 2021, subject to the initiation of a registration-enabling trial for the Company’s therapeutic candidate, INBRX-109, in unresectable or metastatic conventional chondrosarcoma, pursuant to the terms of the 2020 Loan Amendment, or Term C. Term B and Term C are in addition to the first tranche of term loans, or Term A, in an aggregate principal amount of $10.0 million, which remains outstanding following the amendment. The terms of Term A under the 2020 Loan Agreement were modified to align with Term B pursuant to the Amended 2020 Loan Agreement.
Collectively, as of March 31, 2021, the Company has $30.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The outstanding term loans will mature on November 1, 2025, or the Amended Maturity Date, and bear interest at a floating per annum rate equal to the greater of (1) 7.96% and (2) the sum of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (ii) 7.80%. The repayment schedule provides for interest-only payments until January 1, 2024. Upon funding of Term C, the interest-only payments may be extended by 12 months to January 1, 2025. The interest-only period is followed by 23 months of equal payments of principal and interest, or if the interest-only period is extended, by 11 months of equal payments of principal and interest. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. This final payment of $2.7 million will be accreted over the life of the Amended 2020 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the Term Loan in full prior to the Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending on the timing of the prepayment. All other terms of the original 2020 Loan Agreement remain outstanding.
The Company’s outstanding debt balance under the Amended 2020 Loan Agreement consisted of the following (in thousands).

	AS OF	AS OF
	MARCH 31, 2021	DECEMBER 31, 2020
Term A	$10,900	$10,900
Term B	21,800	21,800
Less: debt discount	(3,255)	(3,456)
Total debt	29,445	29,244
Less: Current portion, including debt discount	—	—
Long-term debt, including debt discount	$29,445	$29,244
In November 2020, the Company evaluated the amendment and determined it should be treated as a modification of the original 2020 Loan Agreement since the terms and resulting cash flow were not substantially changed in the Amended 2020 Loan Agreement. The Company will continue to amortize the existing debt discounts under the original 2020 Loan Agreement through the Amended Maturity Date.
The Company’s obligations under the Amended 2020 Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets, other than its intellectual property. The Amended 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. As of March 31, 2021, the Company is in compliance with all covenants under the Amended 2020 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the debt issuance in July 2020, the Company issued to Oxford warrants to purchase shares of the Company’s capital stock equal to 1.25% of the funded amount, or $125,000. Upon issuance, the warrants were exercisable for preferred stock and were classified as liabilities pursuant to Topic ASC 480 at their fair value of $0.12 million. Upon the consummation of the Company’s IPO in August 2020, the Company remeasured the warrants and determined a fair value of approximately $0.14 million. The change in fair value was recorded as a change in fair value of warrant liabilities within other income in the Company’s condensed consolidated statements of operations during the third quarter of 2020. As of March 31, 2021, the warrants are equity-classified and are exercisable for 7,354 shares of common stock of the Company at $17.00 per share.
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment. Interest expense was approximately $0.8 million for the three months ended March 31, 2021 and related to the Amended 2020 Loan Agreement. Interest expense was approximately $44,000 for the three months ended March 31, 2020 and related to the Company’s previous loan and security agreement, as amended, or the 2015 Loan Agreement, with Oxford, which was paid in full in March 2020.
4. CONVERTIBLE PROMISSORY NOTES
In May 2019, the Company issued a convertible promissory note, or the 2019 Note, in the aggregate principal amount of $40.0 million to DRAGSA 50, LLC, an entity affiliated with Viking Global Investors LP, or Viking, in a private placement transaction. The 2019 Note began to accrue interest in February 2020 at a rate of 1.5% per month. In April 2020, the Company issued convertible promissory notes, or the 2020 Notes, in the aggregate principal amount of $15.0 million to Viking and certain other investors in a private placement transaction. Upon issuance, the 2020 Notes accrued interest at a rate of 1.0% per month.
Conversion Upon IPO
On August 21, 2020, the Company completed its IPO. The aggregate total balance of the 2019 Note, or $43.7 million, converted at the fixed price of $14.35 per share, resulting in the issuance of 3,046,467 shares of common stock to the holder. The aggregate total balance of the 2020 Notes, or $15.7 million, converted at a fixed price of $12.56 per share, resulting in the issuance of 1,248,136 shares of common stock to the holders.
Debt Discount and Derivative Liabilities
Upon issuance of the 2019 Note and the 2020 Notes, the Company recorded debt discounts related to beneficial conversion features, or BCFs, as well as derivative liabilities and debt issuance costs.
Upon conversion of the 2019 Note and the 2020 Notes, the Company remeasured the intrinsic value of the BCFs which resulted in a reversal of the remaining unamortized discounts associated with the BCFs, resulting in a $7.4 million impact to additional paid-in-capital. Additionally, the Company accelerated the unamortized debt discounts related to the debt issuance costs and the derivative liabilities, resulting in a $2.2 million charge to interest expense during the third quarter of 2020.
5. STOCKHOLDERS’ EQUITY
Amended and Restated Certificate of Incorporation
On August 21, 2020, upon completion of the IPO, the Company’s certificate of incorporation was amended and restated to authorize 120,000,000 shares of common stock and 15,000,000 shares of preferred stock, each with a par value of $0.0001 per share.
Convertible Preferred Stock
In connection with the completion of the Company’s IPO in August 2020, all of the outstanding shares of convertible preferred stock were converted into 7,211,086 shares of the Company’s common stock. Prior to its conversion to common stock, the convertible preferred stock was classified as temporary, or mezzanine, equity on the accompanying condensed consolidated balance sheets since the shares contained certain redemption features that were not solely within the control of the Company. The Company had not previously accreted the convertible preferred stock to its redemption value since the shares were not currently redeemable and redemption was not deemed to be probable.
No convertible preferred stock was authorized or issued as of March 31, 2021 and December 31, 2020.
Common Stock Warrants
As discussed in Note 3, the Company issued warrants to Oxford concurrently with the 2020 Loan Agreement. Upon the consummation of the Company’s IPO in August 2020, the warrants are exercisable for 7,354 shares of common stock of the Company at $17.00 per share. As of March 31, 2021, the warrants are equity-classified and reflected in additional paid-in-capital at $0.14 million. The fair value of the warrants was determined using the Black-Scholes model on the date of reclassification. No subsequent remeasurement is required for equity-classified warrants.
6. EQUITY COMPENSATION PLAN
Stock Incentive Plan
The Company has one share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, which provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of March 31, 2021, an aggregate of 4.5 million shares of common stock were reserved for issuance under the 2017 Plan, of which 0.4 million were available.
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

A summary of the Company’s stock option activity under its 2017 Plan for the three months ended March 31, 2021 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2,525	$11.80	8.2	$53,481
Granted	1,761	$32.95	9.8	$133
Exercised	(93)	$10.62	—	$1,238
Forfeited	(76)	$18.25
Outstanding as of March 31, 2021	4,117	$20.76	8.7	$20,063
Vested and exercisable as of March 31, 2021	1,038	$10.91	7.2	$9,506
Aggregate intrinsic value of stock options outstanding as of March 31, 2021 and December 31, 2020 is calculated using the fair value of common stock at each respective date.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value for the three months ended March 31, 2021 were as follows. There were no stock options granted during the three months ended March 31, 2020.

THREE MONTHS ENDED MARCH 31, 2021
Risk-free interest rate	0.62%
Expected volatility	93.64%
Expected dividend yield	—%
Expected term	6.08
Weighted average fair value	$24.92
Stock-based compensation expense for stock options consisted of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Research and development	$2,774	$954
General and administrative	647	134
Total stock-based compensation expense	$3,421	$1,088
As of March 31, 2021, the Company had $52.6 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 3.5 years.

7. LICENSE AND GRANT REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
License fee revenue
Phylaxis BioScience, LLC	641	—
Chiesi Farmaceutici S.p.A.	222	872
Total license fee revenue from non-affiliates	863	872
Grant revenue	26	—
Total revenue	$889	$872
License and Collaboration Agreements
Phylaxis Agreements
In July 2020, the Company entered into a joint venture with an entity affiliated with ArrowMark Partners, Phylaxis BioScience, LLC, or Phylaxis. In connection with the joint venture, the Company entered into the following agreements: Contribution Agreement, License Agreement, Limited Liability Company Agreement, and Master Services Agreement, or collectively the Phylaxis Agreements, pursuant to which the Company licensed certain intellectual property and know-how to Phylaxis and agreed to provide services to develop certain compounds. Upon closing, the Company received a $2.5 million nonrefundable, upfront payment from Phylaxis under the Master Services Agreement, or MSA. The Company has also received an additional $2.5 million, which was payable within 180 days from closing under the MSA, in two payments of $1.25 million each, received in October 2020 and January 2021. Upon closing, the Company received a 10% equity interest in Phylaxis as consideration for the contribution of the license of the Company’s intellectual property and know-how and is entitled to receive an additional 5% based on the achievement of certain milestones. Under the License Agreement, the Company is also entitled to specified development and commercialization milestone payments of up to an aggregate of $225.0 million and $175.0 million, respectively. The Company is also entitled to share in a percentage of the profits of Phylaxis under the Limited Liability Company Agreement.
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
During the three months ended March 31, 2021, the Company recognized $0.6 million of revenue related to this performance obligation. As of March 31, 2021, deferred revenue related to this agreement was $2.9 million, all of which was classified as current. As of December 31, 2020, current and non-current deferred revenue related to this agreement were $1.6 million and $0.6 million, respectively. The Company expects to complete all work related to this contract and recognize revenue in its entirety by the first half of 2022.
Chiesi
In May 2019, the Company entered into an Option Agreement, as amended by the First Amendment to Option Agreement, dated August 19, 2019, or the Chiesi Option Agreement, with Chiesi Farmaceutici S.p.A., or Chiesi, pursuant to which the Company granted to Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada. Under the terms of the Chiesi Option Agreement, the Company received a one-time, non-refundable option initiation payment of $10.0 million in August 2019. If Chiesi chooses to exercise its option under the Chiesi Option Agreement, then Chiesi must pay the Company a one-time, non-refundable fee of $12.5 million upon the effective date of the definitive agreement granting Chiesi the exclusive license. If the option is exercised, under the license agreement, the Company may be entitled to receive specified milestone payments of up to $122.5 million, as well as royalties on future product sales.
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
The $10.0 million upfront payment has been allocated to the single performance obligation. Revenue is recognized over time as services are performed during the option period, based on the Company’s effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period. During the three months ended March 31, 2021 and 2020, the Company recognized $0.2 million and $0.9 million in revenue related to this agreement, respectively. As of March 31, 2021, the Company has $1.2 million and $0.1 million of current and non-current deferred revenue related to this agreement, respectively. As of December 31, 2020, the Company had $1.4 million and $0.1 million of current and non-current deferred revenue related to this agreement. The Company expects to complete all work related to this contract and recognize revenue in its entirety during the second half of 2022.
8. RELATED PARTY TRANSACTIONS
From time to time, the Company will enter into an agreement with a related party in the ordinary course of its business. These agreements are ratified by the Company’s Board of Directors or a committee thereof pursuant to policy.
LAV Summit Limited
LAV Summit Limited, or LAV SL, a limited company, is a principal shareholder owning more than 5% of the Company’s outstanding equity interest as of March 31, 2021 and December 31, 2020. Due to this equity ownership, LAV SL is considered a related party. LAV, through one of its funds, holds a significant equity ownership position in Elpiscience Biopharmaceuticals, Inc., or Elpiscience, and the Venture Partner of LAV is the CEO, Founder, and Director at Elpiscience. Accordingly, the Company identifies Elpiscience as a related party.
In April 2018, the Company entered into a License Agreement, or the OX40 License Agreement, with Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. Under this agreement, the Company is entitled to reimbursement for certain CMC and toxicology expenses incurred for which Elpiscience has paid the Company approximately $5.2 million to date as of March 31, 2021. As of March 31, 2021, the Company has $0.2 million recorded as receivables from related parties from Elpiscience for expenses incurred which have not yet been reimbursed. During the three months ended March 31, 2021, the Company derecognized no current liabilities related to these reimbursements under the OX40 License Agreement. During the three months ended March 31, 2020, the Company derecognized approximately $0.1 million of current liabilities related to these reimbursements under the OX40 License Agreement. During the three months ended March 31, 2021 and 2020, the Company received no reimbursements for expenses already incurred. As of March 31, 2021 and December 31, 2020, the Company had no liabilities outstanding related to this agreement. Additional reimbursements of $0.1 million related to multi-year stability studies are expected to be recognized and paid upon completion.

In July 2020, the Company entered into an additional cost sharing agreement with Elpiscience related to OX40. Under this agreement, the Company is entitled to reimbursement for certain formulation development costs. Through March 31, 2021, the Company has received $0.2 million of reimbursements for expenses already incurred under this agreement. During the three months ended March 31, 2021, the Company derecognized approximately $19,000 of expenses incurred related to this agreement. During the three months ended March 31, 2021, the Company received approximately $0.2 million of reimbursements for expenses already incurred. As of March 31, 2021, the Company has approximately $0.1 million recorded as receivables from related parties from Elpiscience for expenses incurred which have not yet been reimbursed.
9. COMMITMENTS AND CONTINGENCIES
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
The right-of-use asset and operating lease liability as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	AS OF	AS OF
	MARCH 31, 2021	DECEMBER 31, 2020
Right-of-use asset	$7,469	$7,831

Operating lease liability
Current	$1,544	$1,503
Non-current	$6,306	$6,707
Total operating lease liability	$7,850	$8,210
During the three months ended March 31, 2021 and 2020, the Company recognized operating lease expense of $0.7 million and $0.8 million, respectively. As of March 31, 2021 and December 31, 2020, the Company’s operating lease had a remaining term of 4.3 and 4.5 years, respectively.
The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 8.2% as of March 31, 2021 and December 31, 2020.

Future minimum rental payments under operating leases are as follows (in thousands):

AS OF
MARCH 31, 2021
2021 (9 months)	$1,593
2022	2,161
2023	2,203
2024	2,247
2025	1,137
Thereafter	—
Total future minimum lease payments	$9,341
Less: imputed interest	(1,491)
Present value of operating lease liability	7,850
Less: current portion of operating lease liability	(1,544)
Non-current portion of operating lease liability	$6,306
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the section of this Quarterly Report titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We currently have four programs in ongoing clinical trials, with the most advanced expected to initiate a registration-enabling trial in mid-2021. Three of these programs are for the treatment of various cancers, and one for the treatment of Alpha-1 Antitrypsin Deficiency, or AATD. Our most advanced therapeutic candidate, INBRX-109, is a tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, synovial sarcoma, mesothelioma and pancreatic adenocarcinoma. We submitted an amended Investigational New Drug Application, or IND, to the FDA for INBRX-109 in April 2021. We expect to initiate a registration-enabling trial evaluating INBRX-109 in patients diagnosed with conventional chondrosarcoma around mid-2021. INBRX-106 is a hexavalent OX40 agonist, currently being investigated as a single agent and in combination with Keytruda, a PD-1 blocking checkpoint inhibitor, in patients with locally advanced or metastatic solid tumors. Both INBRX-109 and INBRX-106 programs are designed to achieve target agonism through precise control of therapeutic valency. INBRX-105 is a conditional 4-1BB agonist, currently being investigated in patients with locally advanced or metastatic solid tumors, as a single agent and initiating in combination with Keytruda during the second quarter of 2021. Our fourth program, INBRX-101, is an optimized, recombinant alpha 1 antitrypsin, or AAT, augmentation therapy for AATD. We anticipate additional data releases from all four of our clinical programs throughout the remainder of the year.
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
• Initiation of Trials-
◦Registration-enabling Phase 2 trial in conventional chondrosarcoma –Mid-2021^
◦Ewing combination cohort – 2H 2021

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
**    Third party partnership with Chinese biotechnology company, Elpiscience, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.
***    Commercialization and development rights outside of the United States and Canada, subject to an option agreement with Chiesi
^     The FDA granted fast track designation to INBRX-109 for the treatment of patients with unresectable or metastatic conventional chondrosarcoma in January 2021. Advancing INBRX-109 into registration-enabling randomized Phase 2 trials is contingent upon the FDA’s approval of the Company’s IND amendment, which was submitted in April 2021.
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
Other sources of capital raised to fund our operations have been comprised of the sale of equity securities, payments received from commercial partners for licensing rights to our therapeutic candidates under development and grants, borrowings under loan and security agreements with Oxford including $10.0 million of gross proceeds borrowed under the 2020 Loan Agreement in July 2020, and proceeds from the sale and issuance of the 2019 Note and the 2020 Notes. In November 2020, we amended the 2020 Loan Agreement which provided for two additional tranches of term loans, including $20.0 million of gross proceeds received upon execution, and an additional $20.0 million to fund on or before September 30, 2021, subject to the initiation of a registration-enabling trial for INBRX-109 in unresectable or metastatic conventional chondrosarcoma.
Funding Requirements
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

Our net loss for the three months ended March 31, 2021 and 2020 was $19.3 million and $20.1 million, respectively. As of March 31, 2021, we had an accumulated deficit of $164.7 million and cash and cash equivalents of $108.0 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date these condensed consolidated financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
The process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses to increase as we continue our development of, and seek regulatory approvals for, our therapeutic candidates (especially as we move more candidates from preclinical to clinical development as well as study candidates in later stages of clinical development), and begin to commercialize any approved products, if ever. If we elect to proceed with the commercialization of any of our product candidates, we would incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We also expect our general and administrative expenses and losses to increase as we hire additional personnel and incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs and as we incur increased costs from investor and public relations expenses associated with operating as a public company.
Until such time, if ever, we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including strategic licensing and collaboration or other similar agreements. However, there can be no assurance as to the availability or terms upon which such finances or capital might be available in the future. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our intellectual property on less favorable terms than we would otherwise choose. These actions could materially impact our business, results of operations, financial condition, and prospects.
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
License and Collaboration Agreements
Celgene Agreement
On July 1, 2013, we entered into a license agreement with Celgene Corporation, a Bristol-Myers Squibb Company, or Celgene, as amended on November 23, 2018, or the Celgene Agreement, pursuant to which we granted Celgene an exclusive, global license for the development, manufacture and commercialization of our proprietary CD47 binding domain, or the Celgene Licensed Intellectual Property. Per the terms of the Celgene Agreement, Celgene is operationally and financially responsible for the development, manufacturing and commercialization activities of Celgene Licensed Intellectual Property and any additional related antibodies covered by the Celgene Agreement.
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
Other Collaboration Agreements
In addition to these contracts, we have entered into strategic collaborations with other third parties, including Chiesi, Phylaxis, Transcenta, and Elpiscience. For more information regarding these agreements, refer to Note 7 to the condensed consolidated financial statements.
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
◦clinical trials of our therapeutic candidates, including under agreements with third parties, such as consultants and CROs;
◦expenses associated with manufacturing our contract development and manufacturing therapeutic candidates including under agreements with CDMOs; and
◦other external expenses, such as laboratory services related to our discovery and development programs and other shared services, and
•Internal expenses, consisting of:
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
We expect our G&A expenses will continue to increase over the next several years as we incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance, or D&O insurance, costs as well as investor and public relations expenses associated with operating as a public company and as we increase our headcount.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	($)	(%)
Revenue:
License fee revenue	$863	$872	$(9)	(1)%
Grant revenue	26	—	26	100%
Total revenue	889	872	17	2%
Operating expense:
Research and development	16,438	17,016	(578)	(3)%
General and administrative	3,009	1,467	1,542	105%
Total operating expense	19,447	18,483	964	5%
Loss from operations	(18,558)	(17,611)	(947)	5%
Other expense
Interest expense, net	(745)	(2,451)	1,706	(70)%
Other income, net	16	10	6	60%
Change in fair value of derivative liabilities	—	(41)	41	(100)%
Total other expense	(729)	(2,482)	1,753	(71)%
Provision for income taxes	2	—	2	100%
Net loss	$(19,289)	$(20,093)	$804	(4)%
License Fee Revenue
License fee revenue remained consistent, with $0.9 million earned during each of the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021, approximately $0.2 million of license fee revenue recognized was related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi, while approximately $0.7 million of license fee revenue recognized was related to our agreements with Phylaxis. The $0.9 million of license fee revenue earned during the three months ended March 31, 2020 was earned related to our option agreement with Chiesi.
Grant Revenue
Grant revenue during the three months ended March 31, 2021 consisted of revenue earned under the Department of Defense grant of $26,000. There was no grant revenue recognized during the three months ended March 31, 2020.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2021	2020	($)	(%)
External expenses:
Contract manufacturing	$2,602	$5,909	$(3,307)	(56)%
Clinical trials	3,401	2,564	837	33%
Preclinical studies	613	1,241	(628)	(51)%
Other external research and development	745	638	107	17%
Internal expenses:
Personnel	6,737	4,262	2,475	58%
Equipment, depreciation, and facility	1,304	1,166	138	12%
Other internal research and development	1,036	1,236	(200)	(16)%
Total research and development expenses	$16,438	$17,016	$(578)	(3)%
Research and development expenses decreased by $0.6 million to $16.4 million during the three months ended March 31, 2021 from $17.0 million during the three months ended March 31, 2020. The overall decrease was primarily due to the following factors:
•contract manufacturing expense decreased by $3.3 million, which was primarily attributable to the timing of work performed by our CDMO partners for the formulation and manufacturing of certain of our therapeutic candidates;
•clinical trial expense increased by $0.8 million, which was primarily attributable to increased CRO costs from the progression of our Phase 1 trials;
•preclinical expense decreased by $0.6 million, which was primarily attributable to the completion of preclinical development of our four clinical programs as they progress through the pipeline;
•personnel-related expense increased by $2.5 million, which was attributable to an increase in our headcount and the issuance of additional stock options.
G&A Expense
G&A expenses increased by $1.5 million to $3.0 million during the three months ended March 31, 2021 from $1.5 million during the three months ended March 31, 2020. During the three months ended March 31, 2021, personnel expenses increased $0.8 million as compared to the same period in the prior year, primarily related to an increase in headcount and additional stock option grants to employees. We also incurred an increase of $0.4 million related to professional service costs associated with operations as a public company during the three months ended March 31, 2021, including increased audit and legal fees related to SEC filings. Additionally, the cost of D&O insurance increased by $0.2 million during the three months ended March 31, 2021 as a result of increased liability insurance as a public company following our IPO in August 2020.
Other Expense
Interest expense, net. Interest expense, net, decreased by $1.8 million to $0.7 million during the three months ended March 31, 2021 from $2.5 million during the three months ended March 31, 2020. During the three months ended March 31, 2021, we recorded $0.8 million of interest related to interest paid and the amortization of debt discounts related to the 2020 Loan Agreement. During the three months ended March 31, 2020, we recorded $2.4 million of interest expense related to amortization of the 2019 Note and $44,000 of interest expense related to the 2015 Loan Agreement related to interest paid and the amortization of debt discounts.

Change in fair value of derivative liabilities. During the three months ended March 31, 2021, we recorded no gain or loss related to the change in fair value of derivative liabilities, as they were already written down to zero at the beginning of the period. During the three months ended March 31, 2020, we recognized a loss of approximately $41,000 related to the change in fair value of derivative liabilities upon the revaluation of the derivative at the end of the period.
Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(unaudited)

Net cash used in operating activities	$(21,648)	$(7,388)
Net cash used in investing activities	(14)	(91)
Net cash provided by (used in) financing activities	988	(3,633)
Net decrease in cash and cash equivalents	$(20,674)	$(11,112)
Operating Activities
Net cash used in operating activities was $21.6 million during the three months ended March 31, 2021 and consisted primarily of a net loss of $19.3 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $0.2 million, stock-based compensation expense of $3.4 million, depreciation and amortization of $0.3 million, and non-cash lease expense of $0.4 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to an increase in prepaid expenses and other current assets of $2.2 million and a decrease in accrued expenses and other current liabilities of $5.4 million due to the timing of clinical activity and contract manufacturing work performed by our CDMO partners. These were offset in part by an increase in deferred revenue of $0.4 million and an increase in accounts payable of $0.7 million.
Net cash used in operating activities was $7.4 million during the three months ended March 31, 2020 and consisted primarily of a net loss of $20.1 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $1.5 million, stock-based compensation expense of $1.1 million, non-cash lease expense of $0.3 million, and depreciation and amortization expense of $0.3 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to increases in accounts payable of $6.3 million and increases in accrued expenses and current liabilities of $2.4 million due to an overall higher volume of preclinical and clinical activity. Additionally, accounts receivable decreased by $0.4 million, prepaid expenses decreased by $0.7 million, and other liabilities increased by $0.9 million. These were offset in part by decreases in deferred revenue of $0.9 million and the operating lease liability of $0.3 million.
Investing Activities
Net cash used in investing activities was $14,000 and $0.1 million during the three months ended March 31, 2021 and 2020, respectively, and was related to capital purchases, including laboratory equipment, and the expansion of our facility in La Jolla, California.
Financing Activities
Net cash provided by financing activities was $1.0 million during the three months ended March 31, 2021 and consisted of approximately $1.0 million of proceeds received upon the exercise of stock options.
Net cash used in financing activities of $3.6 million during the three months ended March 31, 2020 consisted of the principal and final payments of $3.6 million on our 2015 Loan Agreement.

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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements and their effect, if any, on us.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Securities
None.
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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank deposits and money market funds. Through March 31, 2021, we have used a portion of the net proceeds from our IPO for the research and development of our programs and for general corporate purposes. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 18, 2020.
(c) Issuer Purchases of Equity Securities
For the quarter ended March 31, 2021, we did not repurchase any equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

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

INHIBRX, INC.

Date: May 13, 2021	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 13, 2021	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)