Form 10-Q
period 2021-06-30
Inhibrx, Inc.
filed 2021-08-09
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.       ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of July 31, 2021, the registrant had 37,892,204 shares of common stock outstanding.

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

		PAGE
	Part I. Financial Information
Item 1.	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	37

	Part II. Other Information	38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	42
Item 6.	Exhibits	43

	Signatures	44

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)

	JUNE 30,	DECEMBER 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,728	$128,664
Accounts receivable	217	82
Receivables from related parties	311	533
Prepaid expenses and other current assets	5,023	2,893
Total current assets	131,279	132,172
Property and equipment, net	3,263	3,492
Right-of-use asset	7,100	7,831
Other non-current assets	245	245
Total assets	$141,887	$143,740
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,864	$13,458
Accrued expenses	6,984	13,357
Current portion of deferred revenue	3,237	3,081
Current portion of lease liability	1,587	1,503
Total current liabilities	21,672	31,399
Non-current portion of deferred revenue	150	737
Long-term debt, net of current portion and including final payment fee	69,670	29,244
Non-current portion of lease liability	5,896	6,707
Other non-current liabilities	180	180
Total liabilities	97,568	68,267
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued or outstanding as of June 30, 2021 and December 31, 2020.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 37,849,025 and 37,712,390 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	4	4
Additional paid-in-capital	229,693	220,848
Accumulated deficit	(185,378)	(145,379)
Total stockholders’ equity	44,319	75,473
Total liabilities and stockholders’ equity	$141,887	$143,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Revenue:
License fee revenue	$918	$3,334	$1,781	$4,206
Grant revenue	36	5	62	5
Total revenue	954	3,339	1,843	4,211
Operating expenses:
Research and development	17,902	18,974	34,340	35,990
General and administrative	2,853	1,532	5,862	2,999
Total operating expenses	20,755	20,506	40,202	38,989
Loss from operations	(19,801)	(17,167)	(38,359)	(34,778)
Other income (expense):
Interest expense, net	(914)	(3,405)	(1,659)	(5,856)
Other income (expense), net	5	(5)	21	5
Change in fair value of derivative liabilities	—	2,692	—	2,651
Total other expense	(909)	(718)	(1,638)	(3,200)
Loss before income tax expense	(20,710)	(17,885)	(39,997)	(37,978)
Provision for income taxes	—	—	2	—
Net loss	(20,710)	(17,885)	(39,999)	(37,978)
Net loss per share, basic and diluted	$(0.55)	$(0.99)	$(1.06)	$(2.09)
Weighted-average shares of common stock outstanding, basic and diluted	37,824	18,154	37,780	18,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Convertible Preferred Stock (Shares)	Convertible Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2020	—	$—	37,712	$4	$220,848	$(145,379)	$75,473
Stock-based compensation expense	—	—	—	—	3,421	—	3,421
Issuance of shares upon exercise of stock options	—	—	93	—	988	—	988
Net loss	—	—	—	—	—	(19,289)	(19,289)
Balance as of March 31, 2021	—	$—	37,805	$4	$225,257	$(164,668)	$60,593
Stock-based compensation expense	—	—	—	—	3,951	—	3,951
Issuance of shares upon exercise of stock options	—	—	44	—	485	—	485
Net loss	—	—	—	—	—	(20,710)	(20,710)
Balance as of June 30, 2021	—	$—	37,849	$4	$229,693	$(185,378)	$44,319

	Convertible Preferred Stock (Shares)	Convertible Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2019	12,534	$59,507	18,154	$2	$(24,316)	$(69,255)	$(93,569)
Stock-based compensation expense	—	—	—	—	1,088	—	1,088
Net loss	—	—	—	—	—	(20,093)	(20,093)
Balance as of March 31, 2020	12,534	$59,507	18,154	$2	$(23,228)	$(89,348)	$(112,574)
Stock-based compensation expense	—	—	—	—	1,259	—	1,259
2020 Notes - beneficial conversion feature	—	—	—	—	2,656	—	2,656
Net loss	—	—	—	—	—	(17,885)	(17,885)
Balance as of June 30, 2020	12,534	$59,507	18,154	$2	$(19,313)	$(107,233)	$(126,544)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Cash flows from operating activities
Net loss	$(39,999)	$(37,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	589	505
Accretion of debt discount and non-cash interest expense	434	5,824
Stock-based compensation expense	7,372	2,347
Non-cash lease expense	731	675
Change in fair value of derivative liabilities	—	(2,651)
Gain on disposal of fixed assets	(9)	—
Changes in operating assets and liabilities:
Accounts receivable	(135)	194
Receivables from related parties	222	122
Prepaid expenses and other current assets	(2,130)	539
Accounts payable	(3,572)	5,677
Accrued expenses and other current liabilities	(6,373)	10,505
Operating lease liability	(727)	(650)
Deferred revenue, current portion	156	(4,216)
Deferred revenue, non-current portion	(587)	410
Net cash used in operating activities	(44,028)	(18,697)
Cash flows from investing activities
Purchase of fixed assets	(428)	(453)
Proceeds from the sale of property and equipment	55	—
Net cash used in investing activities	(373)	(453)
Cash flows from financing activities
Proceeds from the issuance of convertible notes	—	15,000
Proceeds from the issuance of debt	39,992	—
Payment of fees associated with debt	—	(50)
Proceeds from the Paycheck Protection Program loan	—	1,875
Repayment of principal on debt	—	(2,183)
Final payment on debt	—	(1,400)
Proceeds from the exercise of stock options	1,473	—
Net cash provided by financing activities	41,465	13,242
Net decrease in cash and cash equivalents	(2,936)	(5,908)
Cash and cash equivalents at beginning of period	128,664	11,540
Cash and cash equivalents at end of period	$125,728	$5,632

Supplemental disclosure of cash flow information
Cash paid for interest	$1,322	$39
Cash paid for income taxes	$2	$—

Supplemental schedule of non-cash investing and financing activities
Debt discount arising from convertible note beneficial conversion features and reversal of beneficial conversion features	$—	$2,656
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,752
Derivative liabilities	$—	$735
Initial public offering costs included in accounts payable and accrued expenses	$—	$476
Payable for purchase of fixed assets	$(22)	$(24)
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
Impact of COVID-19 Pandemic
In response to the global outbreak of COVID-19 and the World Health Organization’s classification of the outbreak as a pandemic, the Company continues to take the necessary precautions to ensure the safety of its employees and to minimize interruptions to its operations. The full impact of the COVID-19 outbreak continues to evolve as of the date of these financial statements. While the pandemic has not yet had a material effect on the Company’s financial results, it is uncertain as to the full magnitude of impact the pandemic will have on the Company’s financial condition, liquidity and future results of operations. Management is actively monitoring the risks to public health and the impact of overall global business activity on its financial condition, liquidity, operations, suppliers, industry, and workforce.
The U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which, among a number varied provisions aimed to ease tax burdens on companies during the COVID pandemic, permitted employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% is required to be paid by December 31, 2021 and the remaining 50% is required to be paid by December 31, 2022. The Company began deferring payment of the employer share of social security taxes in April 2020. As of June 30, 2021 and December 31, 2020, the Company had deferred payment of $0.4 million of such taxes, $0.2 million of which are classified as accrued expenses and $0.2 million of which are classified as other non-current liabilities in the Company’s condensed consolidated balance sheets.
The CARES Act also includes a provision for a Paycheck Protection Program, or PPP, administered by the U.S. Small Business Administration, or SBA, and further amended by the Paycheck Protection Program Flexibility Act of 2020, or PPP Flexibility Act, which was enacted on June 5, 2020. The Company was approved for a loan pursuant to the PPP, or PPP Loan, in the amount of $1.9 million and received the funds on May 11, 2020. The application for these funds required the Company to certify in good faith that current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. The Company was also required to certify that the loan funds would be used to retain workers and maintain payroll or make mortgage payments, lease payments, and utility payments. The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. Under the terms of the CARES Act, the Company was eligible to apply for and be granted forgiveness for all or a portion of the PPP Loan. Subsequent to its IPO in August 2020, the Company determined that it would not seek forgiveness of the PPP Loan, and on October 2, 2020 repaid the loan in full plus all interest accrued during the period outstanding. There was no interest expense related to the PPP Loan for the three and six months ended June 30, 2021. Interest expense related to the PPP Loan for the three and six months ended June 30, 2020 was approximately $3,000. Interest expense was calculated using the effective interest method.
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
As of June 30, 2021, the Company had an accumulated deficit of $185.4 million and cash and cash equivalents of $125.7 million. From its inception and through June 30, 2021, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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
The 2019 Note and the 2020 Notes contained embedded derivative liabilities (see Note 4). The 2020 Loan Agreement contained warrant liabilities (see Note 3). Prior to the completion of the IPO in August 2020, these were classified within Level 3 of the hierarchy, since they were valued by using inputs that were unobservable in the market. Upon the consummation of the IPO in August 2020 and as of June 30, 2021 and December 31, 2020, the derivative liabilities and warrant liabilities no longer existed.
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
For purposes of the diluted net loss per share calculation, the convertible preferred stock, convertible notes, warrants for purchase of common stock, and stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two class method required for participating securities as the convertible preferred stock is considered a participating security for the six months ended June 30, 2020. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the six months ended June 30, 2021 and 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
The following securities that could potentially decrease net loss per share were not included in the determination of diluted loss per share as their effect is anti-dilutive (in thousands):

	AS OF JUNE 30,
	2021	2020 (1)
Shares issuable upon conversion of convertible preferred stock	—	7,211
Outstanding stock options	4,211	2,313
Convertible notes	—	4,204
Warrants to purchase common stock	7	—
	4,218	13,728
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
Adoption of New Accounting Pronouncements
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities, or Topic 321, Investments-Equity Method and Joint Ventures, or Topic 323, and Derivatives and Hedging, or Topic 815, - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which addresses the accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The amendments clarify that:

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
In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, or Topic 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves consistent application and simplification of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for fiscal years beginning after December 15, 2020. The Company adopted this guidance as of January 1, 2021, which did not result in a material impact on its condensed consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options, or Subtopic 470-20 and Derivatives and Hedging—Contracts in Entity’s Own Equity, or Subtopic 815-40: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share, or EPS, calculation in certain areas. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, beginning in fiscal years which begin after December 15, 2020, including interim periods within those fiscal years. The Company early adopted ASU 2020-06 under a modified retrospective approach as of January 1, 2021. As a result of the adoption, there was no impact on retained earnings or other components of equity or to earnings per share in the Company’s condensed consolidated financial statements.
2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2021	DECEMBER 31, 2020
Outside research and development services	$4,402	$2,204
Other	621	689
Prepaid expense and other current assets	$5,023	$2,893

Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2021	DECEMBER 31, 2020
Machinery and equipment	$6,084	$5,652
Leasehold improvements	441	441
Furniture and fixtures	507	507
Construction in process	35	257
Total property and equipment	7,067	6,857
Less: accumulated depreciation and amortization	(3,804)	(3,365)
Property and equipment, net	$3,263	$3,492
Depreciation and amortization expense totaled $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2021	DECEMBER 31, 2020
Accrued research and development	$5,340	$11,529
Accrued compensation expense	902	1,165
Accrued professional fees	347	282
Other	395	381
Accrued expenses	$6,984	$13,357
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
On November 12, 2020, the Company entered into an amendment to the 2020 Loan Agreement, or the November 2020 Amendment, and received $20.0 million in additional gross proceeds, net of $0.02 million of debt issuance costs and $0.7 million of a one-time first amendment fee. The November 2020 Amendment provided for two additional tranches of term loans, in addition to the first $10.0 million tranche, or Term A, for an aggregate principal amount of up to $50.0 million, as follows: (a) the second tranche in an aggregate principal amount of $20.0 million, funded upon the closing of the November 2020 Amendment, or Term B, and (b) the third tranche in an aggregate principal amount of $20.0 million to fund on or before September 30, 2021, subject to the initiation of a potentially registration-enabling trial for the Company’s therapeutic candidate, INBRX-109, in unresectable or metastatic conventional chondrosarcoma, pursuant to the terms of the November 2020 Amendment, or Term C. The terms of Term A under the 2020 Loan Agreement were modified to align with Term B pursuant to the November 2020 Amendment.

On June 18, 2021, the Company entered into an additional amendment to the 2020 Loan Agreement, or the June 2021 Amendment (collectively with the November 2020 Amendment, the Amended 2020 Loan Agreement). Pursuant to the June 2021 Amendment, the principal amount of the Term C Loan was increased from $20.0 million to $40.0 million. All terms of the Term C Loan align with the existing terms of the Term A and Term B Loans. Upon execution of the June 2021 Amendment and based on the initiation of a potentially registration-enabling trial in unresectable or metastatic conventional chondrosarcoma, the Company drew the Term C Loan and received $40.0 million in gross proceeds, net of $0.01 million of debt issuance costs.
As of June 30, 2021, the Company has $70.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The outstanding term loans will mature on November 1, 2025, or the Amended Maturity Date, and bear interest at a floating per annum rate equal to the greater of (1) 7.96% and (2) the sum of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (ii) 7.80%. The repayment schedule provides for interest-only payments until January 1, 2025. The interest-only period is followed by 11 months of equal payments of principal and interest. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. This final payment of $6.3 million is being accreted over the life of the Amended 2020 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loans in full prior to the Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending upon the timing of the prepayment. All other terms of the original 2020 Loan Agreement remain outstanding.
The Company’s outstanding debt balance under the Amended 2020 Loan Agreement consisted of the following (in thousands).

	AS OF	AS OF
	JUNE 30, 2021	DECEMBER 31, 2020
Term A	$10,900	$10,900
Term B	21,800	21,800
Term C	43,600	—
Less: debt discount	(6,630)	(3,456)
Total debt	69,670	29,244
Less: Current portion, including debt discount	—	—
Long-term debt, including debt discount	$69,670	$29,244
In November 2020 and June 2021, the Company evaluated the amendments and determined they should be treated as modifications of the original 2020 Loan Agreement since the terms and resulting cash flow were not substantially changed in either the November 2020 Amendment or the June 2021 Amendment. The Company will continue to amortize the existing debt discounts prior to modification through the Amended Maturity Date.
The Company’s obligations under the Amended 2020 Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets, other than its intellectual property. The Amended 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. Additionally, following the June 2021 Amendment, the Amended 2020 Loan Agreement requires a minimum cash balance of $20.0 million to be maintained in a collateral account. As of June 30, 2021, the Company is in compliance with all covenants under the Amended 2020 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the debt issuance in July 2020, the Company issued to Oxford warrants to purchase shares of the Company’s capital stock equal to 1.25% of the funded amount, or $125,000. Upon issuance, the warrants were exercisable for preferred stock and were classified as liabilities pursuant to Topic ASC 480 at their fair value of $0.12 million. Upon the consummation of the Company’s IPO in August 2020, the Company remeasured the warrants and determined a fair value of approximately $0.14 million. The change in fair value was recorded as a change in fair value of warrant liabilities within other income in the Company’s condensed consolidated statements of operations during the third quarter of 2020. As of June 30, 2021, the warrants are equity-classified and are exercisable for 7,354 shares of common stock of the Company at a strike price of $17.00 per share.
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment. Interest expense was approximately $1.0 million and $1.7 million for the three and six months ended June 30, 2021, respectively, as related to the Amended 2020 Loan Agreement. Interest expense related to the Company’s previous loan and security agreement, as amended, or the 2015 Loan Agreement, with Oxford, was approximately $44,000 for the six months ended June 30, 2020. The Company recorded no interest expense for the three months ended June 30, 2020 related to the 2015 Loan Agreement since it was paid in full in March 2020.
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
No convertible preferred stock was authorized or issued as of June 30, 2021 and December 31, 2020.
Common Stock Warrants
As discussed in Note 3, the Company issued warrants to Oxford concurrently with the 2020 Loan Agreement. Upon the consummation of the Company’s IPO in August 2020, the warrants became exercisable for 7,354 shares of common stock of the Company at $17.00 per share. As of June 30, 2021, the warrants are equity-classified and reflected in additional paid-in-capital at $0.14 million. The fair value of the warrants was determined using the Black-Scholes model on the date of reclassification. No subsequent remeasurement is required for equity-classified warrants.
6. EQUITY COMPENSATION PLAN
Stock Incentive Plan
The Company’s share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of June 30, 2021, an aggregate of 4.5 million shares of common stock were reserved for issuance under the 2017 Plan, of which 0.3 million were available.
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
A summary of the Company’s stock option activity under its 2017 Plan for the six months ended June 30, 2021 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2,525	$11.80	8.2	$53,481
Granted	1,954	$32.03	9.6	$1,391
Exercised	(137)	$10.78	—	$1,731
Forfeited	(131)	$18.35
Outstanding as of June 30, 2021	4,211	$21.02	8.6	$37,432
Vested and exercisable as of June 30, 2021	1,185	$10.98	7.4	$19,592
Aggregate intrinsic value of stock options outstanding as of June 30, 2021 and December 31, 2020 is calculated using the fair value of common stock at each respective date.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value for the six months ended June 30, 2021 and 2020 were as follows:

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Risk-free interest rate	0.65%	0.42%
Expected volatility	93.62%	98.04%
Expected dividend yield	—%	—%
Expected term	6.08	6.08
Weighted average fair value	$24.23	$8.73
Stock-based compensation expense for stock options consisted of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Research and development	$3,209	$1,092	$5,983	$2,046
General and administrative	742	167	1,389	301
Total stock-based compensation expense	$3,951	$1,259	$7,372	$2,347
As of June 30, 2021, the Company had $51.4 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 3.33 years.
7. LICENSE AND GRANT REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
License fee revenue
Phylaxis BioScience, LLC	$737	$—	$1,378	$—
bluebird bio, Inc.	100	400	100	400
Chiesi Farmaceutici S.p.A.	81	2,934	303	3,806
Total license fee revenue	918	3,334	1,781	4,206

Grant revenue	36	5	62	5
Total revenue	$954	$3,339	$1,843	$4,211
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
During the three and six months ended June 30, 2021, the Company recognized $0.7 million and $1.4 million, respectively, of revenue related to this performance obligation. As of June 30, 2021, deferred revenue related to this agreement was $2.1 million, all of which was classified as current. As of December 31, 2020, current and non-current deferred revenue related to this agreement were $1.6 million and $0.6 million, respectively. The Company expects to complete all work related to this contract and recognize revenue in its entirety by the first half of 2022.
bluebird
In June 2020, the Company entered into an Option and License Agreement, or the 2020 bluebird Agreement, with bluebird bio, Inc., or bluebird, pursuant to which the Company granted to bluebird exclusive worldwide development licenses to develop binders and cell therapy products containing single domain antibodies, or sdAbs, directed to specified targets, consisting of two initial programs and up to an additional 8 programs. The Company retains all rights to the specific sdAbs outside of the cell therapy field.
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

In May 2021, pursuant to the option extension terms in the 2020 bluebird Agreement, bluebird requested to extend the option term for one of the initial programs by an additional six months in exchange for an option extension fee of $0.1 million. The Company recognized the $0.1 million of revenue related to this extension in May 2021, the point in time in which the extension was granted.
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
The Company has identified one performance obligation as of the effective date of the Chiesi Option Agreement, which is to perform research and development services for Chiesi during the option period, which will continue (unless the Chiesi Option Agreement is terminated earlier by Chiesi or the Company) until 60 days following the last to occur of (i) the Company’s delivery to Chiesi of the trial phase data for the first Phase I Clinical Trial, (ii) the Company’s delivery to Chiesi of the finalized minutes from the definitive U.S. Food and Drug Administration, or FDA, scientific advice meeting conducted following completion of such Phase I Clinical Trial, and (iii) the Company’s delivery to Chiesi of the finalized minutes from the definitive parallel EMA-HTA scientific advice meeting conducted following completion of such Phase I Clinical Trial. The Company has determined that the option to grant a license in the future is not a material right.
The $10.0 million upfront payment has been allocated to the single performance obligation. Revenue is recognized over time as services are performed during the option period, based on the Company’s effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period. During the three months ended June 30, 2021 and 2020, the Company recognized $0.1 million and $2.9 million in revenue related to this agreement, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized $0.3 million and $3.8 million in revenue related to this agreement, respectively. As of June 30, 2021, the Company has $1.1 million and $0.2 million of current and non-current deferred revenue related to this agreement, respectively. As of December 31, 2020, the Company had $1.4 million and $0.1 million of current and non-current deferred revenue related to this agreement, respectively. The Company expects to complete all work related to this contract and recognize revenue in its entirety during the second half of 2022.
8. RELATED PARTY TRANSACTIONS
From time to time, the Company will enter into an agreement with a related party in the ordinary course of its business. These agreements are ratified by the Company’s Board of Directors or a committee thereof pursuant to policy.
LAV Summit Limited
LAV Summit Limited, or LAV SL, a limited company, is a principal shareholder owning more than 5% of the Company’s outstanding equity interest as of June 30, 2021 and December 31, 2020. Due to this equity ownership, LAV SL is considered a related party. LAV, through one of its funds, holds a significant equity ownership position in Elpiscience Biopharmaceuticals, Inc., or Elpiscience, and the Venture Partner of LAV is the CEO, Founder, and Director at Elpiscience. Accordingly, the Company identifies Elpiscience as a related party.
Elpiscience
In April 2018, the Company entered into a License Agreement, or the OX40 License Agreement, with Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. Under this agreement, the Company is entitled to reimbursement for certain CMC and toxicology expenses incurred for which Elpiscience has paid the Company approximately $5.2 million to date as of June 30, 2021. As of June 30, 2021, the Company has $0.2 million recorded as receivables from related parties from Elpiscience for expenses incurred which have not yet been reimbursed. Additional reimbursements of approximately $45,000 related to multi-year stability studies are expected to be recognized and paid upon completion. During the three and six months ended June 30, 2021, the Company received no reimbursements for expenses already incurred. During the three months ended June 30, 2020, the Company received no reimbursements for expenses already incurred. During the six months ended June 30, 2020, the Company received reimbursements of $0.2 million for expenses already incurred. During the three and six months ended June 30, 2021, the Company derecognized approximately $5,000 of expenses related to these reimbursements under the OX40 License Agreement. During the three and six months ended June 30, 2020, the Company derecognized approximately $50,000 and $0.1 million of expenses related to these reimbursements under the OX40 License Agreement, respectively.
In July 2020, the Company entered into an additional cost sharing agreement with Elpiscience related to OX40. Under this agreement, the Company is entitled to reimbursement for certain formulation development costs. Through June 30, 2021, the Company has received $0.2 million of reimbursements for expenses already incurred under this agreement. As of June 30, 2021, the Company has approximately $0.1 million recorded as receivables from related parties from Elpiscience for expenses incurred which have not yet been reimbursed. During the three months ended June 30, 2021, the Company received no reimbursements. During the six months ended June 30, 2021, the Company received reimbursements of $0.2 million for expenses already incurred. During the three and six months ended June 30, 2021, the Company did not derecognize any expenses related to this agreement.
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
The right-of-use asset and operating lease liability as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	AS OF	AS OF
	JUNE 30, 2021	DECEMBER 31, 2020
Right-of-use asset	$7,100	$7,831

Operating lease liability
Current	$1,587	$1,503
Non-current	$5,896	$6,707
Total operating lease liability	$7,483	$8,210
During the three and six months ended June 30, 2021, the Company recognized operating lease expense of $0.8 million and $1.5 million, respectively. During the three and six months ended June 30, 2020, the Company recognized operating lease expense of $0.8 million and $1.5 million, respectively. As of June 30, 2021 and December 31, 2020, the Company’s operating lease had a remaining term of 4.0 and 4.5 years, respectively.

The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 8.2% as of June 30, 2021 and December 31, 2020.
Future minimum rental payments under operating leases are as follows (in thousands):

AS OF
JUNE 30, 2021
2021 (6 months)	$1,068
2022	2,161
2023	2,203
2024	2,247
2025	1,137
Thereafter	—
Total future minimum lease payments	$8,816
Less: imputed interest	(1,333)
Present value of operating lease liability	7,483
Less: current portion of operating lease liability	(1,587)
Non-current portion of operating lease liability	$5,896
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
10. SUBSEQUENT EVENTS
For the unaudited interim condensed consolidated financial statements as of June 30, 2021, the Company evaluated subsequent events to assess the need for potential recognition or disclosure in these financial statements. Based upon this evaluation, it was determined that no additional subsequent events required recognition or disclosure in these condensed consolidated financial statements, other than disclosures related to those outlined below.
In August 2021, the Company received a $2.0 million milestone payment under a license agreement with bluebird, which was entered into on December 20, 2018, or the 2018 bluebird Agreement. Under the 2018 bluebird Agreement, the Company granted to bluebird the exclusive, worldwide rights to develop, manufacture, and commercialize certain cell therapy products containing binders. Under the terms of the 2018 bluebird Agreement, the Company is entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic.

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
We currently have four programs in ongoing clinical trials. Three of these programs are for the treatment of various cancers, and one for the treatment of Alpha-1 Antitrypsin Deficiency, or AATD. Our most advanced therapeutic candidate, INBRX-109, is a tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, mesothelioma and pancreatic adenocarcinoma. We submitted an amended Investigational New Drug Application, or IND, to the U.S. Food and Drug Administration, or FDA, for INBRX-109 in April 2021 and initiated a potentially registration-enabling trial evaluating INBRX-109 in patients diagnosed with conventional chondrosarcoma in June 2021. INBRX-106 is a hexavalent OX40 agonist, currently being investigated as a single agent and in combination with Keytruda, a PD-1 blocking checkpoint inhibitor, in patients with locally advanced or metastatic solid tumors. Both of the INBRX-109 and INBRX-106 programs are designed to achieve target agonism through precise control of therapeutic valency. INBRX-105 is a conditional 4-1BB agonist that is currently being investigated as a single agent in patients with locally advanced or metastatic solid tumors and is expected to initiate in combination with Keytruda during the fourth quarter of 2021. Our fourth program, INBRX-101, is an optimized, recombinant alpha 1 antitrypsin, or AAT, augmentation therapy for AATD. We anticipate additional data releases from all four of our clinical programs over the next year.
We have developed a diverse pipeline of therapeutic candidates that are specifically designed to leverage the power of our core sdAb platform and protein engineering expertise, as shown below:

INBRX-109	INBRX-106	INBRX-105	INBRX-101
Tetravalent DR5 agonist	Hexavalent OX40 agonist	PD-L1x4-1BB tetravalent conditional agonist	AAT-Fc fusion protein

Program	Therapeutic Area	Target(s)/Format	STAGE OF DEVELOPMENT
			Preclinical	Phase 1	Phase 2	Phase 3
INBRX-109*	Oncology	DR5 Tetravalent Agonist

INBRX-106**	Oncology	OX40 Hexavalent Agonist

INBRX-105**	Oncology	PD-L1 x 4-1BB Tetravalent Conditional Agonist

INBRX-101***	Orphan/Respiratory	Neutrophil Elastase AAT-Fusion Protein

__________________
*    Third party partnership with Chinese biotechnology company, Transcenta Holding, Ltd. (formerly Hangzhou Just Biotherapeutics Co., Ltd.), or Transcenta, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.
**    Third party partnership with Chinese biotechnology company, Elpiscience Biopharmaceuticals, Inc, or Elpiscience, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.
***    Commercialization and development rights outside of the United States and Canada, subject to an option agreement with Chiesi Farmaceutici S.p.A., or Chiesi

Liquidity, Capital Resources and Financial Condition
Sources of Liquidity
In August 2020, we completed our initial public offering, or IPO, of 8,050,000 shares of our common stock at a price to the public of $17.00 per share, which included the exercise in full by the underwriters of their option to purchase 1,050,000 additional shares of our common stock. Our aggregate net proceeds from the offering were $125.9 million, net of underwriting discounts, commissions and offering costs.
Other sources of capital raised to fund our operations have been comprised of the sale of equity securities, payments received from commercial partners for licensing rights to our therapeutic candidates under development and grants, borrowings under loan and security agreements, or the 2020 Loan Agreement with Oxford Finance LLC, or Oxford, including $10.0 million of gross proceeds borrowed in July 2020, and proceeds from the sale and issuance of convertible promissory notes in May 2019 and April 2020, or the 2019 Note and the 2020 Notes, respectively. In November 2020 and June 2021, we amended the 2020 Loan Agreement which provided for two additional tranches of term loans, including $20.0 million of gross proceeds received in November 2020, and an additional $40.0 million of gross proceeds in June 2021.
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
Our net loss for the six months ended June 30, 2021 and 2020 was $40.0 million and $38.0 million, respectively. As of June 30, 2021, we had an accumulated deficit of $185.4 million and cash and cash equivalents of $125.7 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date these condensed consolidated financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
The process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses to increase as we continue our development of, and seek regulatory approvals for, our therapeutic candidates (especially as we move more candidates from preclinical to clinical development as well as study candidates in later stages of clinical development), and begin to commercialize any approved products, if ever. If we elect to proceed with the commercialization of any of our product candidates, we would incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We also expect our general and administrative expenses and losses to increase as we hire additional personnel and incur increased accounting, audit, legal, regulatory, and compliance costs, and as we incur increased costs from investor and public relations expenses associated with operating as a public company.
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
In May 2021, pursuant to the option extension terms in the 2020 bluebird Agreement, bluebird requested to extend the option term for one of the initial programs by an additional six months in exchange for an option extension fee of $0.1 million.
Other Collaboration Agreements
In addition to these contracts, we have entered into strategic collaborations with other third parties, such as Chiesi, Phylaxis BioScience, LLC, or Phylaxis, Transcenta, and Elpiscience. For more information regarding these agreements, refer to Note 7 to the condensed consolidated financial statements.
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
We expect our G&A expenses will continue to increase over the next several years as we continue to increase our headcount and incur increased accounting, audit, legal, regulatory, and compliance costs as well as investor and public relations expenses associated with operating as a public company.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	($)	(%)
Revenue:
License fee revenue	$918	$3,334	$(2,416)	(72)%
Grant revenue	36	5	31	620%
Total revenue	954	3,339	(2,385)	(71)%
Operating expense:
Research and development	17,902	18,974	(1,072)	(6)%
General and administrative	2,853	1,532	1,321	86%
Total operating expense	20,755	20,506	249	1%
Loss from operations	(19,801)	(17,167)	(2,634)	15%
Other expense
Interest expense, net	(914)	(3,405)	2,491	(73)%
Other income, net	5	(5)	10	(200)%
Change in fair value of derivative liabilities	—	2,692	(2,692)	(100)%
Total other expense	(909)	(718)	(191)	27%
Provision for income taxes	—	—	—	—%
Net loss	$(20,710)	$(17,885)	$(2,825)	16%
License Fee Revenue
License fee revenue decreased by $2.4 million to $0.9 million during the three months ended June 30, 2021 from $3.3 million during the three months ended June 30, 2020. During the three months ended June 30, 2021, approximately $0.1 million of license fee revenue recognized was related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi, while approximately $0.7 million of license fee revenue recognized was related to our agreements with Phylaxis. In addition, we recognized $0.1 million as an option extension fee under our option and license agreement with bluebird. During the three months ended June 30, 2020, $2.9 million of license fee revenue earned was related to our option agreement with Chiesi, with the remaining $0.4 million related to revenue earned under our option and license agreement with bluebird.
Grant Revenue
Grant revenue during the three months ended June 30, 2021 consisted of revenue earned under a grant with the Department of Defense of $36,000. Grant revenue during the three months ended June 30, 2020 consisted of revenue earned under a prior grant with the Department of Defense of $5,000.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	($)	(%)
External expenses:
Clinical trials	$5,796	$1,896	$3,900	206%
Preclinical studies	1,131	4	1,127	28,175%
Contract manufacturing	315	10,302	(9,987)	(97)%
Other external research and development	725	777	(52)	(7)%
Internal expenses:
Personnel	7,202	3,984	3,218	81%
Equipment, depreciation, and facility	1,357	1,143	214	19%
Other internal research and development	1,376	868	508	59%
Total research and development expenses	$17,902	$18,974	$(1,072)	(6)%
Research and development expenses decreased by $1.1 million to $17.9 million during the three months ended June 30, 2021 from $19.0 million during the three months ended June 30, 2020. The overall decrease was primarily due to the following factors:
•clinical trial expense increased by $3.9 million, which was primarily attributable to increased CRO costs from the progression of our Phase 1 trials;
•preclinical expense increased by $1.1 million, which was primarily attributable to the initiation of additional preclinical studies during the three months ended June 30, 2021;
•contract manufacturing expense decreased by $10.0 million, which was primarily attributable to the timing of work performed and raw materials purchased by our CDMO partners during the three months ended June 30, 2020 for the formulation and manufacturing of certain of our therapeutic candidates;
•personnel-related expense increased by $3.2 million, which was attributable to an increase in our headcount and the issuance of additional stock options; and
•facility and equipment-related expense increased by $0.2 million, which was attributable to an increase in depreciable equipment.
G&A Expense
G&A expenses increased by $1.4 million to $2.9 million during the three months ended June 30, 2021 from $1.5 million during the three months ended June 30, 2020. During the three months ended June 30, 2021, personnel expenses increased $0.9 million as compared to the same period in the prior year, primarily related to an increase in headcount and additional stock option grants to employees. We also incurred an increase of $0.3 million during the three months ended June 30, 2021 in legal fees related to patents as a result of the Company’s expanding intellectual property portfolio. Additionally, the Company incurred an increase in other costs of approximately $0.2 million during the three months ended June 30, 2021 associated with expenses of operating as a public company following our IPO in August 2020.
Other Expense
Interest expense, net. Interest expense, net, decreased by $2.5 million to $0.9 million during the three months ended June 30, 2021 from $3.4 million during the three months ended June 30, 2020. During the three months ended June 30, 2021, we recorded $1.0 million of interest related to interest paid and the amortization of debt discounts related to the 2020 Loan Agreement. During the three months ended June 30, 2020, we recorded $2.6 million of interest expense related to amortization of the 2019 Note and $0.8 million of interest expense related to amortization of the 2020 Notes.
Change in fair value of derivative liabilities. During the three months ended June 30, 2021, we recorded no gain or loss related to the change in fair value of derivative liabilities since they were already extinguished at the beginning of the period. During the three months ended June 30, 2020, we recognized a gain of approximately $2.7 million related to the change in fair value of derivative liabilities upon the revaluation of the derivative to zero at the end of the period.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	($)	(%)
Revenue:
License fee revenue	$1,781	$4,206	$(2,425)	(58)%
Grant revenue	62	5	57	1,140%
Total revenue	1,843	4,211	(2,368)	(56)%
Operating expense:
Research and development	34,340	35,990	(1,650)	(5)%
General and administrative	5,862	2,999	2,863	95%
Total operating expense	40,202	38,989	1,213	3%
Loss from operations	(38,359)	(34,778)	(3,581)	10%
Other expense
Interest expense, net	(1,659)	(5,856)	4,197	(72)%
Other income, net	21	5	16	320%
Change in fair value of derivative liabilities	—	2,651	(2,651)	(100)%
Total other expense	(1,638)	(3,200)	1,562	(49)%
Provision for income taxes	2	—	2	100%
Net loss	$(39,999)	$(37,978)	$(2,021)	5%
License Fee Revenue
License fee revenue decreased by $2.4 million to $1.8 million during the six months ended June 30, 2021 from $4.2 million during the six months ended June 30, 2020. During the six months ended June 30, 2021, approximately $0.3 million of license fee revenue recognized was related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi, while approximately $1.4 million of license fee revenue recognized was related to our agreements with Phylaxis. In addition, we recognized $0.1 million as an option extension fee under our option and license agreement with bluebird. During the six months ended June 30, 2020, $3.8 million of license fee revenue earned was related to our option agreement with Chiesi, with the remaining $0.4 million related to revenue earned under our option and license agreement with bluebird.
Grant Revenue
Grant revenue during the six months ended June 30, 2021 consisted of revenue earned under a grant with the Department of Defense of $62,000. Grant revenue during the six months ended June 30, 2020 consisted of revenue earned under a prior grant with the Department of Defense of $5,000.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2021	2020	($)	(%)
External expenses:
Clinical trials	$9,197	$4,460	$4,737	106%
Preclinical studies	1,744	1,245	499	40%
Contract manufacturing	2,917	16,211	(13,294)	(82)%
Other external research and development	1,470	1,415	55	4%
Internal expenses:
Personnel	13,939	8,246	5,693	69%
Equipment, depreciation, and facility	2,662	2,309	353	15%
Other internal research and development	2,411	2,104	307	15%
Total research and development expenses	$34,340	$35,990	$(1,650)	(5)%
Research and development expenses decreased by $1.7 million to $34.3 million during the six months ended June 30, 2021 from $36.0 million during the six months ended June 30, 2020. The overall decrease was primarily due to the following factors:
•clinical trial expense increased by $4.7 million, which was primarily attributable to increased CRO costs from the progression of our Phase 1 trials;
•preclinical expense increased by $0.5 million, which was primarily attributable to the initiation of additional preclinical studies during the six months ended June 30, 2021;
•contract manufacturing expense decreased by $13.3 million, which was primarily attributable to the timing of work performed and raw materials purchased by our CDMO partners during the six months ended June 30, 2020 for the formulation and manufacturing of certain of our therapeutic candidates;
•personnel-related expense increased by $5.7 million, which was attributable to an increase in our headcount and the issuance of additional stock options; and
•facility and equipment-related expense increased by $0.4 million, which was attributable to an increase in depreciable equipment.
G&A Expense
G&A expenses increased by $2.9 million to $5.9 million during the six months ended June 30, 2021 from $3.0 million during the six months ended June 30, 2020. During the six months ended June 30, 2021, personnel expenses increased $1.7 million as compared to the same period in the prior year, primarily related to an increase in headcount and additional stock option grants to employees. We also incurred an increase of $0.4 million during the six months ended June 30, 2021 in legal fees related to patents as a result of the Company’s expanding intellectual property portfolio and an increase of $0.2 million of other legal fees during the six months ended June 30, 2021. Additionally, the Company incurred an increase in other costs of approximately $0.5 million during the six months ended June 30, 2021 associated with expenses of operating as a public company following our IPO in August 2020.
Other Expense
Interest expense, net. Interest expense, net, decreased by $4.2 million to $1.7 million during the six months ended June 30, 2021 from $5.9 million during the six months ended June 30, 2020. During the six months ended June 30, 2021, we recorded $1.7 million of interest related to interest paid and the amortization of debt discounts related to the 2020 Loan Agreement. During the six months ended June 30, 2020, we recorded $5.0 million of interest expense related to amortization of the 2019 Note, $0.8 million of interest expense related to the 2020 Notes, and $44,000 of interest expense related to the Company’s previous loan and security agreement with Oxford, as amended, or the 2015 Loan Agreement, related to interest paid and the amortization of debt discounts.
Change in fair value of derivative liabilities. During the six months ended June 30, 2021, we recorded no gain or loss related to the change in fair value of derivative liabilities since they were already extinguished at the beginning of the period. During the six months ended June 30, 2020, we recognized a gain of approximately $2.7 million related to the change in fair value of derivative liabilities upon the revaluation of the derivative to zero at the end of the period.
Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2021	2020

Net cash used in operating activities	$(44,028)	$(18,697)
Net cash used in investing activities	(373)	(453)
Net cash provided by financing activities	41,465	13,242
Net decrease in cash and cash equivalents	$(2,936)	$(5,908)
Operating Activities
Net cash used in operating activities was $44.0 million during the six months ended June 30, 2021 and consisted primarily of a net loss of $40.0 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $0.4 million, stock-based compensation expense of $7.4 million, depreciation and amortization of $0.6 million, and non-cash lease expense of $0.7 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to an increase in prepaid expenses and other current assets of $2.1 million and decreases in accounts payable of $3.6 million and accrued expenses and other current liabilities of $6.4 million due to the timing of clinical activity and contract manufacturing work performed by our CDMO partners. Additionally, deferred revenue decreased by $0.4 million and the operating lease liability decreased by $0.7 million.
Net cash used in operating activities was $18.7 million during the six months ended June 30, 2020 and consisted primarily of a net loss of $38.0 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $5.8 million, change in the fair value of the derivative liabilities of $2.7 million, stock-based compensation expense of $2.3 million, non-cash lease expense of $0.7 million, and depreciation and amortization expense of $0.5 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to increases in accounts payable of $5.7 million and increases in accrued expenses and current liabilities of $10.5 million due to an overall higher volume of preclinical and clinical activity. Additionally, accounts receivable decreased by $0.3 million and prepaid expenses decreased by $0.5 million. These were offset in part by decreases in deferred revenue of $3.8 million and the operating lease liability of $0.7 million.
Investing Activities
Net cash used in investing activities was $0.4 million and $0.5 million during the six months ended June 30, 2021 and 2020, respectively, and was related to capital purchases, including laboratory equipment, and the expansion of our facility in La Jolla, California.
Financing Activities
Net cash provided by financing activities was $41.5 million during the six months ended June 30, 2021 and consisted primarily of approximately $40.0 million of gross proceeds from Oxford under the Amended 2020 Loan Agreement upon draw of the Term C Loan. Additionally, we received approximately $1.5 million of proceeds upon the exercise of stock options.

Net cash provided by financing activities of $13.2 million during the six months ended June 30, 2020 consisted of gross proceeds of $15.0 million from the issuance of the 2020 Notes and $1.9 million of gross proceeds from our loan pursuant to the Paycheck Protection Program, or the PPP Loan. These proceeds were offset in part by the principal and final payments of $3.6 million on our 2015 Loan Agreement.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Estimates and Policies
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ significantly from the estimates made by our management.
There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2020.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to take advantage of this extended transition period and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
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
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were designed and operating effectively at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank deposits and money market funds. Through June 30, 2021, we have used a portion of the net proceeds from our IPO for the research and development of our programs and for general corporate purposes. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 18, 2020.
(c) Issuer Purchases of Equity Securities
For the quarter ended June 30, 2021, we did not repurchase any equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
(a) Exhibits.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT	FILED HEREWITH	FORM	INCORPORATED BY REFERENCE FILE NO.	DATE FILED
10.1	Third Amendment to Loan and Security Agreement, dated June 18, 2021, by and between the Company and Oxford Finance LLC		8-K	001-39452	6/21/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
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

INHIBRX, INC.

Date: August 9, 2021	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 9, 2021	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)