Form 10-Q
period 2021-09-30
Inhibrx, Inc.
filed 2021-11-09
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.       ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of October 31, 2021, the registrant had 37,954,989 shares of common stock outstanding.

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

		PAGE
	Part I. Financial Information
Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	8
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	42

	Part II. Other Information	43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	47
Item 6.	Exhibits	48

	Signatures	49

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,704	$128,664
Accounts receivable	120	82
Receivables from related parties	383	533
Prepaid expenses and other current assets	5,825	2,893
Total current assets	119,032	132,172
Property and equipment, net	3,178	3,492
Right-of-use asset	6,723	7,831
Other non-current assets	245	245
Total assets	$129,178	$143,740
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,425	$13,458
Accrued expenses	8,326	13,357
Current portion of deferred revenue	2,769	3,081
Current portion of lease liability	1,630	1,503
Total current liabilities	25,150	31,399
Non-current portion of deferred revenue	110	737
Long-term debt, net of current portion and including final payment fee	70,069	29,244
Non-current portion of lease liability	5,469	6,707
Other non-current liabilities	180	180
Total liabilities	100,978	68,267
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued or outstanding as of September 30, 2021 and December 31, 2020.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 37,933,046 and 37,712,390 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	4	4
Additional paid-in-capital	234,154	220,848
Accumulated deficit	(205,958)	(145,379)
Total stockholders’ equity	28,200	75,473
Total liabilities and stockholders’ equity	$129,178	$143,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Revenue:
License fee revenue	$2,508	$5,826	$4,289	$10,032
Grant revenue	24	75	86	80
Total revenue	2,532	5,901	4,375	10,112
Operating expenses:
Research and development	18,485	19,837	52,825	55,827
General and administrative	2,848	1,622	8,710	4,621
Total operating expenses	21,333	21,459	61,535	60,448
Loss from operations	(18,801)	(15,558)	(57,160)	(50,336)
Other income (expense):
Interest expense, net	(1,778)	(4,428)	(3,437)	(10,284)
Other income (expense), net	(1)	—	20	5
Change in fair value of warrant liabilities	—	(24)	—	(24)
Change in fair value of derivative liabilities	—	—	—	2,651
Total other expense	(1,779)	(4,452)	(3,417)	(7,652)
Loss before income tax expense	(20,580)	(20,010)	(60,577)	(57,988)
Provision for income taxes	—	—	2	—
Loss on equity method investment	—	487	—	487
Net loss	(20,580)	(20,497)	(60,579)	(58,475)
Net loss per share, basic and diluted	$(0.54)	$(0.77)	$(1.60)	$(2.78)
Weighted-average shares of common stock outstanding, basic and diluted	37,893	26,750	37,818	21,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Convertible Preferred Stock (Shares)	Convertible Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2020	—	$—	37,712	$4	$220,848	$(145,379)	$75,473
Stock-based compensation expense	—	—	—	—	3,421	—	3,421
Issuance of shares upon exercise of stock options	—	—	93	—	988	—	988
Net loss	—	—	—	—	—	(19,289)	(19,289)
Balance as of March 31, 2021	—	$—	37,805	$4	$225,257	$(164,668)	$60,593
Stock-based compensation expense	—	—	—	—	3,951	—	3,951
Issuance of shares upon exercise of stock options	—	—	44	—	485	—	485
Net loss	—	—	—	—	—	(20,710)	(20,710)
Balance as of June 30, 2021	—	$—	37,849	$4	$229,693	$(185,378)	$44,319
Stock-based compensation expense	—	—	—	—	3,493	—	3,493
Issuance of shares upon exercise of stock options	—	—	84	—	968	—	968
Net loss	—	—	—	—	—	(20,580)	(20,580)
Balance as of September 30, 2021	—	$—	37,933	$4	$234,154	$(205,958)	$28,200

	Convertible Preferred Stock (Shares)	Convertible Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2019	12,534	$59,507	18,154	$2	$(24,316)	$(69,255)	$(93,569)
Stock-based compensation expense	—	—	—	—	1,088	—	1,088
Net loss	—	—	—	—	—	(20,093)	(20,093)
Balance as of March 31, 2020	12,534	$59,507	18,154	$2	$(23,228)	$(89,348)	$(112,574)
Stock-based compensation expense	—	—	—	—	1,259	—	1,259
2020 Notes - beneficial conversion feature	—	—	—	—	2,656	—	2,656
Net loss	—	—	—	—	—	(17,885)	(17,885)
Balance as of June 30, 2020	12,534	$59,507	18,154	$2	$(19,313)	$(107,233)	$(126,544)
Stock-based compensation expense	—	—	—	—	1,303	—	1,303
Issuance of shares upon exercise of stock options	—	—	—	—	4	—	4
Issuance of shares in IPO, net of issuance costs	—	—	8,050	1	125,862	—	125,863
Issuance of shares in conversion of preferred shares	(12,534)	(59,507)	7,211	1	59,506	—	59,507
Issuance of shares in conversion of the 2019 Note the 2020 Notes	—	—	4,295	—	59,393	—	59,393
Reversal of unamortized BCF on the 2019 Note	—	—	—	—	(5,332)	—	(5,332)
Reversal of unamortized BCF on the 2020 Notes	—	—	—	—	(2,107)	—	(2,107)
Reclassification of warrant liabilities into equity	—	—	—	—	139	—	139
Net loss	—	—	—	—	—	(20,497)	(20,497)
Balance as of September 30, 2020	—	$—	37,710	$4	$219,455	$(127,730)	$91,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash flows from operating activities
Net loss	$(60,579)	$(58,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	888	754
Accretion of debt discount and non-cash interest expense	833	10,046
Stock-based compensation expense	10,865	3,650
Non-cash lease expense	1,108	1,020
Change in fair value of derivative liabilities	—	(2,651)
Change in fair value of warrant liabilities	—	24
Loss from equity method investment	—	487
Gain on disposal of fixed assets	(9)	—
Changes in operating assets and liabilities:
Accounts receivable	(38)	(482)
Receivables from related parties	150	(44)
Prepaid expenses and other current assets	(2,586)	366
Accounts payable	(1,232)	11,605
Accrued expenses and other current liabilities	(5,053)	6,196
Operating lease liability	(1,111)	(995)
Deferred revenue, current portion	(312)	(3,250)
Deferred revenue, non-current portion	(627)	(830)
Net cash used in operating activities	(57,703)	(32,579)
Cash flows from investing activities
Purchase of fixed assets	(597)	(752)
Proceeds from the sale of property and equipment	55	—
Net cash used in investing activities	(542)	(752)
Cash flows from financing activities
Proceeds from initial public offering, gross	—	136,850
Costs associated with initial public offering	—	(10,558)
Deferred offering costs paid	(148)	—
Proceeds from the issuance of convertible notes	—	15,000
Proceeds from the issuance of debt	39,992	9,958
Payment of fees associated with debt	—	(86)
Proceeds from the Paycheck Protection Program loan	—	1,875
Repayment of principal on debt	—	(2,183)
Final payment on debt	—	(1,400)
Proceeds from the exercise of stock options	2,441	4
Net cash provided by financing activities	42,285	149,460
Net increase (decrease) in cash and cash equivalents	(15,960)	116,129
Cash and cash equivalents at beginning of period	128,664	11,540
Cash and cash equivalents at end of period	$112,704	$127,669

Supplemental disclosure of cash flow information
Cash paid for interest	$2,001	$172
Cash paid for income taxes	$2	$—
Supplemental schedule of non-cash investing and financing activities
Deferred offering costs included in accounts payable and accrued expenses	$198	$430
Payable for purchase of fixed assets	$23	$46
Conversion of preferred stock to common stock	$—	$59,507
Conversion of the 2019 Note and the 2020 Notes to common stock	$—	$53,394
Debt discount arising from convertible note beneficial conversion features and reversal of beneficial conversion features	$—	$4,783
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,752
Derivative liabilities arising from the issuance of the 2019 Note and the 2020 Notes	$—	$735
Non-cash equity method investment	$—	$487
Reclassification of warrant liabilities to equity	$—	$139
Warrant liabilities issued to lender in conjunction with 2020 Loan Agreement	$—	$115
Initial public offering costs included in accounts payable and accrued expenses	$—	$5
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
The U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which, among a number varied provisions aimed to ease tax burdens on companies during the COVID pandemic, permitted employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% is required to be paid by December 31, 2021 and the remaining 50% is required to be paid by December 31, 2022. The Company began deferring payment of the employer share of social security taxes in April 2020. As of September 30, 2021 and December 31, 2020, the Company had deferred payment of $0.4 million of such taxes, $0.2 million of which are classified as accrued expenses and $0.2 million of which are classified as other non-current liabilities in the Company’s condensed consolidated balance sheets.
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
As of September 30, 2021, the Company had an accumulated deficit of $206.0 million and cash and cash equivalents of $112.7 million. From its inception and through September 30, 2021, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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
The Company currently has an effective shelf registration statement on Form S-3ASR filed with the SEC, or the Shelf Registration. The Shelf Registration statement permits the offering, issuance and sale by the Company of up to an aggregate offering price of $400.0 million of common stock, preferred stock, debt securities and warrants in one or more offerings and in any combination, of which common stock in an aggregate offering price of up to $200.0 million may be issued and sold by the Company through the Sales Agent pursuant to an Open Market Sale Agreement, or the Sales Agreement. As of September 30, 2021, no shares have been sold pursuant to the Sales Agreement.
The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.
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
The 2019 Note and the 2020 Notes contained embedded derivative liabilities (see Note 4). The 2020 Loan Agreement contained warrant liabilities (see Note 3). Prior to the completion of the IPO in August 2020, these were classified within Level 3 of the hierarchy, since they were valued by using inputs that were unobservable in the market. Upon the consummation of the IPO in August 2020 and as of September 30, 2021 and December 31, 2020, the derivative liabilities and warrant liabilities no longer existed.
Deferred Offering Costs
Deferred offering costs are legal, accounting, printing, and filing fees that the Company has capitalized that are directly related to the Shelf Registration. Deferred costs associated with the Shelf Registration will be reclassified to additional paid-in capital on a pro-rata basis when the Company completes offerings under the Shelf Registration, with any remaining deferred offering costs to be charged to the results of operations at the end of the three-year life of the Shelf Registration.
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
For purposes of the diluted net loss per share calculation, the convertible preferred stock, convertible notes, warrants for purchase of common stock, and stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two class method required for participating securities as the convertible preferred stock is considered a participating security for the nine months ended September 30, 2020. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the nine months ended September 30, 2021 and 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in thousands):

	AS OF SEPTEMBER 30,
	2021	2020
Outstanding stock options	3,983	2,355
Warrants to purchase common stock	7	7
	3,990	2,362
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
2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Outside research and development services	$4,732	$2,204
Deferred offering costs	346	—
Other	747	689
Prepaid expense and other current assets	$5,825	$2,893

Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Machinery and equipment	$6,202	$5,652
Leasehold improvements	441	441
Computer software	42	—
Furniture and fixtures	514	507
Construction in process	82	257
Total property and equipment	7,281	6,857
Less: accumulated depreciation and amortization	(4,103)	(3,365)
Property and equipment, net	$3,178	$3,492
Depreciation and amortization expense totaled $0.3 million for each of the three months ended September 30, 2021 and 2020, and $0.9 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Accrued research and development	$6,138	$11,529
Accrued compensation expense	1,114	1,165
Accrued professional fees	476	282
Other	598	381
Accrued expenses	$8,326	$13,357
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
As of September 30, 2021, the Company has $70.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The outstanding term loans will mature on November 1, 2025, or the Amended Maturity Date, and bear interest at a floating per annum rate equal to the greater of (1) 7.96% and (2) the sum of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (ii) 7.80%. The repayment schedule provides for interest-only payments until January 1, 2025. The interest-only period is followed by 11 months of equal payments of principal and interest. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. This final payment of $6.3 million is being accreted over the life of the Amended 2020 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loans in full prior to the Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending upon the timing of the prepayment. All other terms of the original 2020 Loan Agreement remain outstanding.
The Company’s outstanding debt balance under the Amended 2020 Loan Agreement consisted of the following (in thousands).

	AS OF	AS OF
	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Term A	$10,900	$10,900
Term B	21,800	21,800
Term C	43,600	—
Less: debt discount	(6,231)	(3,456)
Total debt	70,069	29,244
Less: Current portion, including debt discount	—	—
Long-term debt, including debt discount	$70,069	$29,244
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
The Company’s obligations under the Amended 2020 Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets, other than its intellectual property. The Amended 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. Additionally, following the June 2021 Amendment, the Amended 2020 Loan Agreement requires a minimum cash balance of $20.0 million to be maintained in a collateral account. As of September 30, 2021, the Company is in compliance with all covenants under the Amended 2020 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the debt issuance in July 2020, the Company issued to Oxford warrants to purchase shares of the Company’s capital stock equal to 1.25% of the funded amount, or $125,000. Upon issuance, the warrants were exercisable for preferred stock and were classified as liabilities pursuant to Topic ASC 480 at their fair value of $0.12 million. Upon the consummation of the Company’s IPO in August 2020, the Company remeasured the warrants and determined a fair value of approximately $0.14 million. The change in fair value was recorded as a change in fair value of warrant liabilities within other income in the Company’s condensed consolidated statements of operations during the third quarter of 2020. As of September 30, 2021, the warrants are equity-classified and are exercisable for 7,354 shares of common stock of the Company at a strike price of $17.00 per share.
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment. Interest expense was approximately $1.8 million and $3.6 million for the three and nine months ended September 30, 2021, respectively, as related to the Amended 2020 Loan Agreement. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment. Interest expense was approximately $0.3 million for the three and nine months ended September 30, 2020, as related to the Amended 2020 Loan Agreement. Interest expense related to the Company’s previous loan and security agreement, as amended, or the 2015 Loan Agreement, with Oxford, was approximately $44,000 for the nine months ended September 30, 2020. The Company recorded no interest expense for the three months ended September 30, 2020 related to the 2015 Loan Agreement since it was paid in full in March 2020.
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
No convertible preferred stock was authorized or issued as of September 30, 2021 and December 31, 2020.
Common Stock
In September 2021, the Company entered into the Sales Agreement with the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent, or the ATM Offering. Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. No shares have been sold under the ATM Offering as of September 30, 2021.
Common Stock Warrants
As discussed in Note 3, the Company issued warrants to Oxford concurrently with the 2020 Loan Agreement. Upon the consummation of the Company’s IPO in August 2020, the warrants became exercisable for 7,354 shares of common stock of the Company at $17.00 per share. As of September 30, 2021, the warrants are equity-classified and reflected in additional paid-in-capital at $0.14 million. The fair value of the warrants was determined using the Black-Scholes model on the date of reclassification. No subsequent remeasurement is required for equity-classified warrants.
6. EQUITY COMPENSATION PLAN
Stock Incentive Plan
The Company’s share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of September 30, 2021, an aggregate of 4.5 million shares of common stock were reserved for issuance under the 2017 Plan, of which 0.3 million were available.
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
A summary of the Company’s stock option activity under its 2017 Plan for the nine months ended September 30, 2021 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2,525	$11.80
Granted	2,079	$31.75
Exercised	(221)	$11.06
Forfeited	(400)	$23.18
Outstanding as of September 30, 2021	3,983	$21.11	8.3	$49,078
Vested and exercisable as of September 30, 2021	1,227	$11.00	6.7	$27,367
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 was $3.4 million. Aggregate intrinsic value of stock options outstanding is calculated using the fair value of common stock at

September 30, 2021. The aggregate intrinsic value of stock options exercised is calculated using the fair value of common stock at each date of exercise.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value for the nine months ended September 30, 2021 and 2020 were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Risk-free interest rate	0.67%	0.41%
Expected volatility	93.55%	97.78%
Expected dividend yield	—%	—%
Expected term	6.08	6.08
Weighted average fair value	$24.01	$9.33
Stock-based compensation expense for stock options consisted of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Research and development	$2,696	$1,103	$8,679	$3,149
General and administrative	797	200	2,186	501
Total stock-based compensation expense	$3,493	$1,303	$10,865	$3,650
As of September 30, 2021, the Company had $45.4 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 3.1 years.
7. LICENSE AND GRANT REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
License fee revenue from affiliates
Elpiscience Biopharmaceuticals, Inc.	$—	$2,000	$—	$2,000
Total license fee revenue from affiliates	—	2,000	—	2,000
License fee revenue
Phylaxis BioScience, LLC	460	809	1,838	809
2seventy bio, Inc.	2,000	—	2,100	400
Chiesi Farmaceutici S.p.A.	48	1,967	351	5,773
Other license revenues from non-affiliates	—	1,050	—	1,050
Total license fee revenue	2,508	3,826	4,289	8,032
Grant revenue	24	75	86	80
Total revenue	$2,532	$5,901	$4,375	$10,112

License and Collaboration Agreements
Elpiscience
In April 2018, the Company entered into a License Agreement, or the OX40 License Agreement, with Elpiscience Biopharmaceuticals, Inc., or Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. This license provides Elpiscience with the right to further advance the therapeutic candidate through clinical trials, as well as to manufacture and commercialize it, in China, Hong Kong, Macau and Taiwan. It also requires the Company to provide Elpiscience with know-how and materials specific to INBRX-106, including process development and manufacturing data and information necessary to develop INBRX-106. In the OX40 License Agreement, the Company also agreed to negotiate an agreement to supply Elpiscience with INBRX-106 for its development in Mainland China, Hong Kong, Macau and Taiwan. The Company is eligible to receive certain developmental and commercial milestone payments of up to an aggregate of $100.0 million, as well as percentage tiered royalties on future product sales with rates in the high single-digits. Due to the uncertainty in the achievement of the developmental and commercial milestones, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. This will be re-assessed at each reporting period.
In September 2020, the Company achieved a milestone event under the OX40 License Agreement for $2.0 million, which was received during September 2020. The Company recognized revenue of $2.0 million during the three and nine months ended September 30, 2020 related to this agreement. During the three and nine months ended September 30, 2021, the Company recognized no revenue related to this agreement.
Phylaxis
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
During the three and nine months ended September 30, 2021, the Company recognized $0.5 million and $1.8 million, respectively, of revenue related to this performance obligation. During the three and nine months ended September 30, 2020, the Company recognized $0.8 million of revenue related to this performance obligation. As of

September 30, 2021, deferred revenue related to the Phylaxis Agreements was $1.7 million, all of which was classified as current. As of December 31, 2020, current and non-current deferred revenue related to the Phylaxis Agreements were $1.6 million and $0.6 million, respectively. The Company expects to complete all work related to these agreements and recognize revenue in its entirety through the second half of 2022.
2seventy bio, Inc.
2018 License Agreement
On December 20, 2018, the Company entered into a License Agreement with bluebird bio, Inc., or bluebird, whereby the Company granted bluebird the exclusive, worldwide rights to develop, manufacture, and commercialize certain cell therapy products containing binders. In November 2021, bluebird assigned the agreement, which we refer to as the 2018 2seventy Agreement, to its affiliate, 2seventy bio, Inc., or 2seventy, in connection with an internal restructuring and subsequent spin-out of 2seventy. Under this agreement, the Company is entitled to receive specified development milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits. Due to the uncertainty in the achievement of the developmental milestones, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period.
In July 2021, a milestone event under the 2018 2seventy Agreement was achieved and the Company recognized $2.0 million of revenue at that point in time. The Company received the associated $2.0 million payment in August 2021. During each of the three and nine months ended September 30, 2021, the Company recognized a total of $2.0 million in revenue related to this agreement. During the three and nine months ended September 30, 2020, the Company recognized no revenue related to this agreement.
2020 Option and License Agreement
In June 2020, the Company entered into an Option and License Agreement with bluebird, pursuant to which the Company granted to bluebird exclusive worldwide development licenses to develop binders and cell therapy products containing single domain antibodies, or sdAbs, directed to specified targets, consisting of two initial programs and up to an additional 8 programs. The Company retains all rights to the specific sdAbs outside of the cell therapy field. This agreement, which we refer to as the 2020 2seventy Agreement, was also assigned to 2seventy in November 2021 in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy.
In June 2020, the Company received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and is entitled to an upfront option fee for each additional program, on a program-by-program basis. The Company also granted an option in which 2seventy may acquire an exclusive license with respect to all binders and cell therapy products developed under this agreement, which entitles the Company to additional fees upon exercise of the option. In connection with each program for which 2seventy exercises its option, 2seventy will be required to pay the Company a one-time, non-refundable, non-creditable fee in the low-single-digit millions for each option 2seventy chooses to exercise. The Company is also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits. Due to the uncertainty in the achievement of the developmental milestones and future sales, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period.
As of the effective date of the 2020 2seventy Agreement, the Company identified one performance obligation, which was the transfer of the exclusive development license to bluebird for the two initial programs. The Company determined that the option granted for an exclusive license in the future was not a material right. For the eight programs not identified upon execution of the contract, the Company evaluated the customer option for additional purchases and determined that those options for additional programs did not constitute material rights nor variable consideration. As additional programs are identified, the Company will re-assess its performance obligations and transaction price accordingly.

The Company determined the total transaction price of the 2020 2seventy Agreement at execution was $0.4 million for the transfer of the two exclusive development licenses. The Company recognized $0.4 million of revenue related to this agreement at the point in time in which the exclusive development licenses were transferred to bluebird, which occurred upon execution of the agreement in June 2020.
In May 2021, pursuant to the option extension terms in the 2020 2seventy Agreement, bluebird requested to extend the option term for one of the initial programs by an additional six months in exchange for an option extension fee of $0.1 million. The Company recognized the $0.1 million of revenue related to this extension in May 2021, the point in time in which the extension was granted.
During the nine months ended September 30, 2021 and 2020, the Company recognized $0.1 million and $0.4 million of revenue related to this agreement, respectively. No revenue was recognized related to this agreement during either of the three months ended September 30, 2021 and 2020.
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
The $10.0 million upfront payment has been allocated to the single performance obligation. Revenue is recognized over time as services are performed during the option period, based on the Company’s effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period. During the three months ended September 30, 2021 and 2020, the Company recognized $0.05 million and $2.0 million in revenue related to this agreement, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized $0.4 million and $5.8 million in revenue related to this agreement, respectively. As of September 30, 2021, the Company has $1.1 million and $0.1 million of current and non-current deferred revenue related to this agreement, respectively. As of December 31, 2020, the Company had $1.4 million and $0.1 million of current and non-current deferred revenue related to this agreement, respectively. The Company expects to complete all work related to this contract and recognize revenue in its entirety through the second half of 2022.
8. RELATED PARTY TRANSACTIONS
From time to time, the Company will enter into an agreement with a related party in the ordinary course of its business. These agreements are ratified by the Company’s Board of Directors or a committee thereof pursuant to policy.
LAV Summit Limited
LAV Summit Limited, or LAV SL, a limited company, is a principal shareholder owning more than 5% of the Company’s outstanding equity interest as of September 30, 2021 and December 31, 2020. Due to this equity ownership, LAV SL is considered a related party. LAV SL’s General Partner, Lilly Asia Ventures, or LAV, through one of its funds, holds a significant equity ownership position in Elpiscience, and the Venture Partner of LAV is the CEO, Founder, and Director at Elpiscience. Accordingly, the Company identifies Elpiscience as a related party.
Elpiscience
In April 2018, the Company entered into the OX40 License Agreement with Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. Under this agreement, the Company is entitled to reimbursement for certain CMC and toxicology expenses incurred for which Elpiscience has paid the Company approximately $5.2 million to date as of September 30, 2021. As of September 30, 2021, the Company has $0.2 million recorded as receivables from related parties from Elpiscience for expenses incurred which have not yet been reimbursed. During the three and nine months ended September 30, 2021, the Company received no reimbursements for expenses already incurred. During the three months ended September 30, 2020, the Company received no reimbursements for expenses already incurred. During the nine months ended September 30, 2020, the Company received reimbursements of $0.2 million for expenses already incurred. During the three and nine months ended September 30, 2021, the Company derecognized approximately $45,000 and $0.1 million of expenses related to these reimbursements under the OX40 License Agreement. During the three and nine months ended September 30, 2020, the Company derecognized approximately $0.1 million and $0.2 million of expenses related to these reimbursements under the OX40 License Agreement, respectively.
In July 2020, the Company entered into an additional cost sharing agreement with Elpiscience related to the OX40 License Agreement. Under this agreement, the Company is entitled to reimbursement for certain formulation development costs. Through September 30, 2021, the Company has received $0.2 million of reimbursements for expenses already incurred under this agreement. As of September 30, 2021, the Company has approximately $0.1 million recorded as receivables from related parties from Elpiscience for expenses incurred which have not yet been reimbursed. During the three months ended September 30, 2021, the Company received no reimbursements. During the nine months ended September 30, 2021, the Company received reimbursements of $0.2 million for expenses already incurred. During the three and nine months ended September 30, 2021, the Company did not derecognize any expenses related to this agreement. During the three and nine months ended September 30, 2020, the Company received no reimbursements. During the three and nine months ended September 30, 2020, the Company derecognized $0.1 million of expenses related to this agreement.
In July 2021, the Company entered into a Sale and Purchase Agreement with Elpiscience, in which the Company sold drug substance supply to Elpiscience for approximately $37,000, for which it derecognized expenses during the three and nine months ended September 30, 2021. As of September 30, 2021, the Company has $37,000 recorded as receivables from related parties for this purchase.
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

The right-of-use asset and operating lease liability as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Right-of-use asset	$6,723	$7,831

Operating lease liability
Current	$1,630	$1,503
Non-current	5,469	$6,707
Total operating lease liability	$7,099	$8,210
During the three and nine months ended September 30, 2021, the Company recognized operating lease expense of $0.8 million and $2.3 million, respectively. During the three and nine months ended September 30, 2020, the Company recognized operating lease expense of $0.8 million and $2.3 million, respectively. As of September 30, 2021 and December 31, 2020, the Company’s operating lease had a remaining term of 3.8 and 4.5 years, respectively.
The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 8.2% as of September 30, 2021 and December 31, 2020.
Future minimum rental payments under operating leases are as follows (in thousands):

AS OF
SEPTEMBER 30, 2021
Remainder of 2021	$534
2022	2,161
2023	2,203
2024	2,247
2025	1,137
Thereafter	—
Total future minimum lease payments	$8,282
Less: imputed interest	(1,183)
Present value of operating lease liability	7,099
Less: current portion of operating lease liability	(1,630)
Non-current portion of operating lease liability	$5,469
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
10. SUBSEQUENT EVENTS
For the unaudited interim condensed consolidated financial statements as of September 30, 2021, the Company evaluated subsequent events to assess the need for potential recognition or disclosure in these financial statements. Based upon this evaluation, it was determined that no additional subsequent events required recognition or disclosure in these condensed consolidated financial statements, other than disclosures related to those outlined below.

In October 2021, pursuant to the option exercise terms in the 2020 2seventy Agreement, the Company received a $2.1 million option exercise fee for one of the initial programs and transferred an exclusive license for the program.
In November 2021, the Company sold 921,042 shares of its common stock pursuant to its Sales Agreement for net proceeds of $40.2 million after deducting commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 12, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contain forward-looking statements that involve risk and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” As a result of many factors, including those factors set forth in the section of this Quarterly Report titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We currently have four programs in ongoing clinical trials. Three of these programs are for the treatment of various cancers, and one for the treatment of Alpha-1 Antitrypsin Deficiency, or AATD. INBRX-101 is an optimized, recombinant alpha 1 antitrypsin, or AAT, augmentation therapy candidate for AATD. In October 2021, we announced interim results from the Phase 1 clinical trial. The data from the single ascending dose cohorts revealed the potential to achieve normal AAT levels with monthly dosing and also showed a favorable safety and tolerability profile with no drug-related severe or serious adverse events at doses up to and including 120 mg/kg single dose and 80 mg/kg multi-dose administered intravenously.
Our most advanced therapeutic candidate, INBRX-109, is a tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, mesothelioma and pancreatic adenocarcinoma. We submitted an amended Investigational New Drug Application, or IND, to the U.S. Food and Drug Administration, or FDA, for INBRX-109 in April 2021 and initiated a potentially registration-enabling trial evaluating INBRX-109 in patients diagnosed with conventional chondrosarcoma in June 2021. INBRX-106 is a hexavalent OX40 agonist, currently being investigated as a single agent and in combination with Keytruda, a PD-1 blocking checkpoint inhibitor, in patients with locally advanced or metastatic solid tumors. Both of the INBRX-109 and INBRX-106 programs are designed to achieve target agonism through precise control of therapeutic valency. INBRX-105 is a conditional 4-1BB agonist that is currently being investigated as a single agent and in combination with Keytruda in patients with locally advanced or metastatic solid tumors. We anticipate additional data releases from all four of our clinical programs over the next year.

We have developed a diverse pipeline of therapeutic candidates that are specifically designed to leverage the power of our core sdAb platform and protein engineering expertise, as shown below:

INBRX-101	INBRX-109	INBRX-106	INBRX-105
AAT-Fc fusion protein	Tetravalent DR5 agonist	Hexavalent OX40 agonist	PD-L1x4-1BB tetravalent conditional agonist

Program	Therapeutic Area	Target(s)/Format	STAGE OF DEVELOPMENT
			Preclinical	Phase 1	Phase 2	Phase 3
INBRX-101*	Orphan/Respiratory	Neutrophil Elastase AAT-Fusion Protein

INBRX-109**	Oncology	DR5 Tetravalent Agonist

INBRX-106***	Oncology	OX40 Hexavalent Agonist

INBRX-105***	Oncology	PD-L1 x 4-1BB Tetravalent Conditional Agonist

__________________
*    Commercialization and development rights outside of the United States and Canada, subject to an option agreement with Chiesi Farmaceutici S.p.A., or Chiesi
**    Third party partnership with Chinese biotechnology company, Transcenta Holding, Ltd. (formerly Hangzhou Just Biotherapeutics Co., Ltd.), or Transcenta, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.
***    Third party partnership with Chinese biotechnology company, Elpiscience Biopharmaceuticals, Inc, or Elpiscience, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.

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
In September 2021, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our $400.0 million Shelf Registration on Form S-3ASR, which became automatically effective upon filing on September 3, 2021. As of September 30, 2021, there have been no sales of common stock pursuant to either the Sales Agreement or the Shelf Registration.
Future Funding Requirements
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
Our net loss for the nine months ended September 30, 2021 and 2020 was $60.6 million and $58.5 million, respectively. As of September 30, 2021, we had an accumulated deficit of $206.0 million and cash and cash equivalents of $112.7 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date these condensed consolidated financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
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
WuXi Agreement
On August 28, 2018, we entered into the Amended and Restated Master Services Agreement, as amended by Amendment No. 1 to Amended and Restated Master Services Agreement dated December 11, 2019, or the WuXi Agreement, with WuXi Biologics (Hong Kong) Limited, or WuXi, pursuant to which we agreed, for three years and subject to certain conditions, to exclusively use WuXi to manufacture our therapeutic candidates for which we plan to first initiate clinical studies outside of China. Under the WuXi Agreement, WuXi and certain of its affiliates will provide biologics development and manufacturing services on a project-by-project basis. In August 2021, the exclusivity provisions of the Wuxi Agreement expired, and the Company may use manufacturers other than Wuxi to manufacture its therapeutic candidates.
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
2seventy bio Agreements
On December 20, 2018, we entered into an exclusive license agreement with bluebird bio, Inc., or bluebird, to research, develop and commercialize chimeric antigen receptor, or CAR, T-cell therapies using our proprietary sdAb platform. In November 2021, bluebird assigned the agreement, which we refer to as the 2018 2seventy Agreement, to its affiliate, 2seventy bio, Inc., or 2seventy, in connection with an internal restructuring and subsequent spin-out of 2seventy. Under the terms of this license agreement, we will provide 2seventy the exclusive worldwide rights to develop, manufacture and commercialize certain cell therapy products containing sdAbs directed to various cancer targets. In January 2019, we received a $7.0 million payment and pursuant to the license agreement, we are entitled to receive developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single digits. In August 2021, we received a $2.0 million milestone payment under this agreement.
On June 9, 2020, we entered into an option and license agreement with bluebird, pursuant to which we granted to bluebird exclusive worldwide rights to develop binders and cell therapy products containing sdAbs directed to specified targets, consisting of two initial programs and up to an additional 8 programs. Inhibrx retains all rights to the specific sdAbs outside of the cell therapy field. This agreement, which we refer to as the 2020 2seventy Agreement, was also assigned to 2seventy in November 2021 in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy. We received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and we are entitled to an upfront option fee for each additional program. We also granted an option in which 2seventy may acquire an exclusive license with respect to all binders and cell therapy products developed under the 2020 2seventy Agreement, which entitles us to additional fees upon exercise of the option. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits.
In May 2021, pursuant to the option extension terms in the 2020 2seventy Agreement, bluebird requested to extend the option term for one of the initial programs by an additional six months in exchange for an option extension fee of $0.1 million. In August 2021, pursuant to the option exercise terms in the agreement, bluebird exercised its option to exclusively license one of the initial programs in exchange for an option exercise fee of $2.1 million, the payment of which was received in October 2021.
Other Collaboration Agreements
In addition to these contracts, we have entered into strategic collaborations with other third parties, such as Chiesi, Phylaxis, Transcenta, and Elpiscience. For more information regarding these agreements, refer to Note 7 to the condensed consolidated financial statements.
Components of Results of Operations
Revenue
To date, all of our revenue has been derived from licenses with collaboration partners and grant awards. We have not yet generated any revenue from the commercial sale of approved therapeutic products, and we expect our revenue for the next several years will be derived primarily from payments under our current and any future grant awards and agreements with our collaboration partners.
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
•expenses incurred in connection with accounting and audit services, legal services, commercial and business development and investor relations as well as consulting expense under agreements with third parties, such as consultants and contractors; and
•facilities, depreciation and other expenses, which include direct and allocated expenses for depreciation and amortization, rent and maintenance of facilities, insurance and supplies.
We expect our G&A expenses will continue to increase over the next several years as we continue to increase our headcount and incur increased accounting, audit, legal, regulatory, and compliance costs as well as investor and public relations expenses associated with operating as a public company.
Other Income (Expense)
Other income (expense) consists primarily of interest expense on our debt from Oxford and, prior to conversion, interest expense related to the amortization of the debt discount related to the 2019 Note and the 2020 Notes. Other income (expense) also consists of gains or losses on the change in fair value of derivative liabilities and gains or losses on the change in fair value of warrant liabilities.

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	($)	(%)
Revenue:
License fee revenue	$2,508	$5,826	$(3,318)	(57)%
Grant revenue	24	75	(51)	(68)%
Total revenue	2,532	5,901	(3,369)	(57)%
Operating expense:
Research and development	18,485	19,837	(1,352)	(7)%
General and administrative	2,848	1,622	1,226	76%
Total operating expense	21,333	21,459	(126)	(1)%
Loss from operations	(18,801)	(15,558)	(3,243)	21%
Other expense
Interest expense, net	(1,778)	(4,428)	2,650	(60)%
Other income, net	(1)	—	(1)	100%
Change in fair value of warrant liabilities	—	(24)	24	(100)%
Total other expense	(1,779)	(4,452)	2,673	(60)%
Provision for income taxes	—	—	—	—%
Loss on equity method investment	$—	$487	$(487)	(100)%
Net loss	$(20,580)	$(20,497)	$(83)	—%
License Fee Revenue
License fee revenue decreased by $3.3 million to $2.5 million during the three months ended September 30, 2021 from $5.8 million during the three months ended September 30, 2020. During the three months ended September 30, 2021, we recognized $2.0 million upon the achievement of a milestone under our license agreement with 2seventy. In addition, approximately $0.5 million of license fee revenue recognized was related to our agreements with Phylaxis while approximately $48,000 of license fee revenue recognized was related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi. During the three months ended September 30, 2020, $2.0 million of license fee revenue earned was related to our option agreement with Chiesi. Additionally, we achieved a milestone under our agreement with Elpiscience and recognized $2.0 million of revenue related to this agreement. We also recognized $0.8 million of revenue under our agreements with Phylaxis, and $1.1 million related to other license revenue from non-affiliates during the three months ended September 30, 2020.
Grant Revenue
Grant revenue during the three months ended September 30, 2021 consisted of revenue earned under a grant with the Department of Defense of $24,000. Grant revenue during the three months ended September 30, 2020 consisted of revenue earned under a prior grant with the Department of Defense of $75,000.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	($)	(%)
External expenses:
Clinical trials	$6,048	$2,299	$3,749	163%
Preclinical studies	1,528	1,201	327	27%
Contract manufacturing	794	9,779	(8,985)	(92)%
Other external research and development	857	432	425	98%
Internal expenses:
Personnel	6,781	3,981	2,800	70%
Equipment, depreciation, and facility	1,401	1,250	151	12%
Other internal research and development	1,076	895	181	20%
Total research and development expenses	$18,485	$19,837	$(1,352)	(7)%
Research and development expenses decreased by $1.3 million to $18.5 million during the three months ended September 30, 2021 from $19.8 million during the three months ended September 30, 2020. The overall decrease was primarily due to the following factors:
•clinical trial expense increased by $3.7 million, which was primarily attributable to increased CRO costs from the progression of our Phase 1 trials and the initiation of our Phase 2 trial;
•preclinical expense increased by $0.3 million, which was primarily attributable to additional preclinical studies;
•contract manufacturing expense decreased by $9.0 million, which was primarily attributable to the timing of work performed and raw materials purchased by our CDMO partners for the formulation and manufacturing of certain of our therapeutic candidates;
•personnel-related expense increased by $2.8 million, which was attributable to an increase in our headcount and the issuance of additional stock options; and
•facility and equipment-related expense increased by $0.2 million, which was attributable to an increase in depreciable equipment.
G&A Expense
G&A expenses increased by $1.2 million to $2.8 million during the three months ended September 30, 2021 from $1.6 million during the three months ended September 30, 2020. During the three months ended September 30, 2021, personnel expenses increased $0.7 million as compared to the same period in the prior year, primarily related to an increase in headcount and additional stock option grants to employees. We also incurred an increase of $0.3 million during the three months ended September 30, 2021 in legal fees related to patents as a result of the Company’s expanding intellectual property portfolio.
Other Expense
Interest expense, net. Interest expense, net, decreased by $2.6 million to $1.8 million during the three months ended September 30, 2021 from $4.4 million during the three months ended September 30, 2020. During the three months ended September 30, 2021, we recorded $1.8 million of interest related to interest paid and the amortization of debt discounts related to the 2020 Loan Agreement. During the three months ended September 30, 2020, we incurred interest expense of $2.0 million related to the amortization of the 2019 Note and the 2020 Notes through their conversion date. Upon the IPO and the notes conversion, we accelerated amortization of the debt discounts for an additional $2.2 million of expense. Additionally, during the three months ended September 30, 2020, we recorded $0.3 million of interest related to interest paid and the amortization of debt discounts related to the 2020 Loan Agreement with Oxford.
Change in fair value of warrant liabilities. During the three months ended September 30, 2021, we recorded no gain or loss related to the change in fair value of warrant liabilities since they no longer existed and were reclassified into equity prior to the beginning of the period. During the three months ended September 30, 2020, we recognized a loss on fair value of warrant liabilities of approximately $24,000 upon the remeasurement and reclassification of the warrants into equity following our IPO.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	($)	(%)
Revenue:
License fee revenue	$4,289	$10,032	$(5,743)	(57)%
Grant revenue	86	80	6	8%
Total revenue	4,375	10,112	(5,737)	(57)%
Operating expense:
Research and development	52,825	55,827	(3,002)	(5)%
General and administrative	8,710	4,621	4,089	88%
Total operating expense	61,535	60,448	1,087	2%
Loss from operations	(57,160)	(50,336)	(6,824)	14%
Other expense
Interest expense, net	(3,437)	(10,284)	6,847	(67)%
Other income, net	20	5	15	300%
Change in fair value of warrant liabilities	—	(24)	24	(100)%
Change in fair value of derivative liabilities	—	2,651	(2,651)	(100)%
Total other expense	(3,417)	(7,652)	4,235	(55)%
Provision for income taxes	2	—	2	100%
Loss on equity method investment	—	487	(487)	(100)%
Net loss	$(60,579)	$(58,475)	$(2,104)	4%
License Fee Revenue
License fee revenue decreased by $5.7 million to $4.3 million during the nine months ended September 30, 2021 from $10.0 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we recognized $2.0 million upon the achievement of a milestone under our license agreement with 2seventy. In addition, approximately $1.8 million of license fee revenue recognized was related to our agreements with Phylaxis, while approximately $0.4 million of license fee revenue recognized was related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi. During the nine months ended September 30, 2020, $5.8 million of license fee revenue earned was related to our option agreement with Chiesi. Additionally, we achieved a milestone under our agreement with Elpiscience and recognized $2.0 million of revenue related to this agreement. Additionally, we recognized $0.8 million of revenue under our agreements with Phylaxis, $0.4 million under our 2020 Option and License Agreement with 2seventy, and another $1.1 million related to other license revenue from non-affiliates.

Grant Revenue
Grant revenue of $86,000 during the nine months ended September 30, 2021 consisted of revenue earned under a grant with the Department of Defense. Grant revenue of $80,000 during the nine months ended September 30, 2020 consisted of revenue earned under a prior grant with the Department of Defense.
Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2021	2020	($)	(%)
External expenses:
Clinical trials	$15,245	$6,759	$8,486	126%
Preclinical studies	3,272	2,447	825	34%
Contract manufacturing	3,710	25,990	(22,280)	(86)%
Other external research and development	2,327	1,848	479	26%
Internal expenses:
Personnel	20,720	12,227	8,493	69%
Equipment, depreciation, and facility	4,063	3,559	504	14%
Other internal research and development	3,488	2,997	491	16%
Total research and development expenses	$52,825	$55,827	$(3,002)	(5)%
Research and development expenses decreased by $3.0 million to $52.8 million during the nine months ended September 30, 2021 from $55.8 million during the nine months ended September 30, 2020. The overall decrease was primarily due to the following factors:
•clinical trial expense increased by $8.5 million, which was primarily attributable to increased CRO costs from the progression of our Phase 1 trials and initiation of our Phase 2 trial;
•preclinical expense increased by $0.8 million, which was primarily attributable to the initiation of additional preclinical studies;
•contract manufacturing expense decreased by $22.3 million, which was primarily attributable to the timing of work performed and raw materials purchased by our CDMO partners for the formulation and manufacturing of certain of our therapeutic candidates;
•personnel-related expense increased by $8.5 million, which was attributable to an increase in our headcount and the issuance of additional stock options; and
•facility and equipment-related expense increased by $0.5 million, which was attributable to an increase in depreciable equipment.
G&A Expense
G&A expenses increased by $4.1 million to $8.7 million during the nine months ended September 30, 2021 from $4.6 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, personnel expenses increased $2.4 million as compared to the same period in the prior year, primarily related to an increase in headcount and additional stock option grants to employees. We also incurred an increase of $0.7 million during the nine months ended September 30, 2021 in legal fees related to patents as a result of the Company’s expanding intellectual property portfolio and an increase of $0.2 million of other legal fees during the nine months ended September 30, 2021. Additionally, the Company incurred an increase in other costs of approximately $0.6 million during the nine months ended September 30, 2021 associated with expenses of operating as a public company following our IPO in August 2020.

Other Expense
Interest expense, net. Interest expense, net, decreased by $6.9 million to $3.4 million during the nine months ended September 30, 2021 from $10.3 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we recorded $3.6 million of interest related to interest paid and the amortization of debt discounts related to the 2020 Loan Agreement. Interest expense was offset in part by $0.1 million of interest income. During the nine months ended September 30, 2020, we incurred interest expense of $7.8 million related to the 2019 Note and the 2020 Notes prior to conversion into equity. Upon the IPO and the conversion of the notes, we recorded accelerated amortization of $2.2 million. During the nine months ended September 30, 2020, we recorded interest expense of $0.3 million related to our 2020 Loan Agreement with Oxford and $44,000 related to our prior 2015 Loan Agreement with Oxford, both of which consisted of cash payments of interest and amortization of debt discounts.
Change in fair value of warrant liabilities. During the nine months ended September 30, 2021, we recorded no gain or loss related to the change in fair value of warrant liabilities since they no longer existed and were reclassified into equity prior to the beginning of the period. During the nine months ended September 30, 2020, we recognized a loss on fair value of warrant liabilities of approximately $24,000 upon the remeasurement and reclassification of the warrants into equity following our IPO.
Change in fair value of derivative liabilities. During the nine months ended September 30, 2021, we recorded no gain or loss related to the change in fair value of derivative liabilities since they were already extinguished at the beginning of the period. During the nine months ended September 30, 2020, we recognized a gain of approximately $2.7 million related to the change in fair value of derivative liabilities upon the revaluation of the derivative to zero during the period.
Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020

Net cash used in operating activities	$(57,703)	$(32,579)
Net cash used in investing activities	(542)	(752)
Net cash provided by financing activities	42,285	149,460
Net increase (decrease) in cash and cash equivalents	$(15,960)	$116,129
Operating Activities
Net cash used in operating activities was $57.7 million during the nine months ended September 30, 2021 and consisted primarily of a net loss of $60.6 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $0.8 million, stock-based compensation expense of $10.9 million, depreciation and amortization of $0.9 million, and non-cash lease expense of $1.1 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to increases in prepaid expenses and other current assets of $2.6 million and decreases in accounts payable of $1.2 million and accrued expenses and other current liabilities of $5.1 million due to the timing of clinical activity and contract manufacturing work performed by our CDMO partners. Additionally, deferred revenue decreased by $0.9 million and the operating lease liability decreased by $1.1 million.
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
Investing Activities
Net cash used in investing activities was $0.5 million and $0.8 million during the nine months ended September 30, 2021 and 2020, respectively, and was related to capital purchases, including laboratory equipment, and the expansion of our facility in La Jolla, California.
Financing Activities
Net cash provided by financing activities was $42.3 million during the nine months ended September 30, 2021 and consisted primarily of approximately $40.0 million of gross proceeds from Oxford under the Amended 2020 Loan Agreement upon draw of the Term C Loan. Additionally, we received approximately $2.4 million of proceeds upon the exercise of stock options. These were offset by the payment of approximately $0.1 million in deferred offering costs related to our Shelf Registration during the nine months ended September 30, 2021.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Except for the risk factor set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Our insurance may not provide adequate levels of coverage against claims which may adversely affect our financial condition.
We maintain insurance that we believe is adequate for businesses of our size and type. However, there are types of losses that we believe are not economically reasonable to insure or that cannot be insured against. For instance, we believe because directors and officers, or D&O, liability insurance has become cost prohibitive with high retentions providing minimal coverage, we recently chose not to renew our D&O policy.
It is possible that we may be subject to securities litigation in the future, including potential class action or stockholder derivative actions. Our indemnification agreements with our directors and certain officers, as well as Delaware General Corporation Law, may require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Without D&O insurance, the amounts we would pay to defend any such litigation or indemnify our officers and directors should they be subject to legal action based on their service to us could have a material adverse effect on our financial condition, results of operations and liquidity.

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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank deposits and money market funds. Through September 30, 2021, we have used a portion of the net proceeds from our IPO for the research and development of our programs and for general corporate purposes. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 18, 2020.
(c) Issuer Purchases of Equity Securities
For the quarter ended September 30, 2021, we did not repurchase any equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Amendment and Restatement of Executive Officer Employment Agreements
The following information is being included in this Item 5 in lieu of filing such information on a Current Report on Form 8-K under Item 5.02. Compensatory Arrangements of Certain Officers.
On November 8, 2021, in connection with the regularly scheduled review of executive compensation, the compensation committee of our board of directors approved the amendment and restatement of the employment agreements of Mark Lappe, Klaus Wagner, M.D., Ph.D., Brendan Eckelman, Ph.D., and Kelly Deck. The amended and restated employment agreements, which will be effective as of January 1, 2022, reflect an increased annual salary and/or an increased target annual bonus opportunity for each named executive officer. All other terms remain the same. The amended and restated employment agreements attached to this Quarterly Report as Exhibits 10.2, 10.3, 10.4, and 10.5 will supersede and replace the current employment agreements previously filed with the Securities and Exchange Commission.

Item 6. Exhibits.
(a) Exhibits.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT	FILED HEREWITH	FORM	INCORPORATED BY REFERENCE FILE NO.	DATE FILED
10.1	Open Market Sale Agreement℠ by and between the Registrant and Jefferies LLC, dated September 3, 2021		S-3ASR	333-259313	9/03/2021
10.2 Δ	Second Amended and Restated Executive Employment Agreement, effective as of January 1, 2022, by and between the Company and Mark Lappe	X
10.3 Δ	Second Amended and Restated Executive Employment Agreement, effective as of January 1, 2022, by and between the Company and Klaus Wagner, M.D., Ph.D.	X
10.4 Δ	Second Amended and Restated Executive Employment Agreement, effective as of January 1, 2022, by and between the Company and Brendan Eckelman, Ph.D.	X
10.5 Δ	Amended and Restated Executive Employment Agreement, effective as of January 1, 2022, by and between the Company and Kelly Deck	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*    This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Δ    Management Compensation Plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INHIBRX, INC.

Date: November 9, 2021	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 9, 2021	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)