Form 10-K
period 2021-12-31
Inhibrx, Inc.
filed 2022-02-28
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number: 001-39452

INHIBRX, INC.

(Exact name of registrant as specified in its charter)

Delaware		82-4257312
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

11025 N. Torrey Pines Road, Suite 200
La Jolla, California		92037
(Address of principal executive offices)		(Zip Code)

(858) 795-4220
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	INBX	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.                                 Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                     Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.           ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                Yes  ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐ No ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $764.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $27.52 per share.
As of February 21, 2022, the registrant had 39,025,644 shares of common stock outstanding.

Documents Incorporated By Reference
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

INHIBRX, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Annual Report of Inhibrx, Inc., or Inhibrx, or the Company (also referred to as “we,” “us,” and “our”) contains forward-looking statements that involve risks and uncertainties. Except as otherwise indicated by the context, references in this Annual Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “design,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
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
•the implementation of our business model and strategic plans for our business and therapeutic candidates;
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

Part I.
Item 1. Business.
Overview
We are a clinical-stage biotechnology company with a pipeline of novel biologic therapeutic candidates, developed using our protein engineering expertise and proprietary single domain antibody, or sdAb, platform. With the goal of addressing unmet medical needs, we leverage our deep understanding of target biology and innovative protein engineering technologies to create therapeutic candidates with attributes and mechanisms of action that are superior to current approaches and applicable to a range of challenging, validated targets with high potential. Our sdAb platform allows us to pursue validated targets with clinical promise where other antibody and biologic based approaches have failed. Highly modular, our sdAbs can be combined with precise valencies and multiple specificities, creating therapeutic candidates designed to be capable of enhanced cell signaling, conditional activation or combined synergistic functions.
Our clinical pipeline is enabled by our protein and process engineering capabilities, and includes therapeutic candidates in the following categories:
•INBRX-101 seeks to maintain the natural function of Alpha-1 antitrypsin, or AAT, in a recombinant format, optimized for less frequent dosing and greater potential therapeutic activity as compared to plasma-derived AAT, or pdAAT;
•INBRX-109 and INBRX-106 utilize our multivalent formats, for which the precise valency was optimized in a target-centric way to mediate what we believe to be the most appropriate agonist function; and
•INBRX-105’s mechanism of action is enabled by a multi-specific format that we believe enables programmed death-ligand 1, or PD-L1, targeted 4-1BB agonism.

INBRX-101	INBRX-109	INBRX-106	INBRX-105
AAT-Fc fusion protein	Tetravalent DR5 agonist	Hexavalent OX40 agonist	PD-L1x4-1BB tetravalent conditional agonist

Program	Therapeutic Area	Target(s)/Format	STAGE OF DEVELOPMENT
			Preclinical	Phase 1	Phase 2	Phase 3
INBRX-101*	Orphan/Respiratory	Neutrophil Elastase Inhibitor AAT-Fusion Protein

INBRX-109**	Oncology	DR5 Tetravalent Agonist

INBRX-106***	Oncology	OX40 Hexavalent Agonist

INBRX-105***	Oncology	PD-L1 x 4-1BB Tetravalent Conditional Agonist

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

Our Leadership Team
We have assembled a team with deep scientific and clinical experience in discovering and developing protein therapeutics. Our in-house capabilities span the disciplines of discovery, protein engineering, cell biology, translational research, chemistry, manufacturing and controls, or CMC, clinical development, and commercialization. Members of our team bring experience from multiple organizations including Genentech, Inc., Gilead Sciences, Inc., Merck & Co., Novartis AG, Pfizer Inc., and the Takeda Pharmaceutical Company Limited. Our board of directors is comprised of individuals with proven business and scientific accomplishments and significant operating knowledge of our company.
Our Strategy
Our mission is to discover and develop effective biologic treatments for people with life-threatening conditions and to evolve Inhibrx into a commercial-stage biotechnology company with a differentiated and sustainable product portfolio by focusing on the following:
Rapidly advance and optimize the clinical development of our lead programs.
We are focused on rapidly advancing our four therapeutic candidates, each with key clinical data readouts expected in 2022 and during the first half of 2023. To augment our U.S.-centric clinical strategy for our oncology therapeutic candidates, we have formed collaborations in China designed to provide access to patient populations for clinical trials not readily available in the United States, including treatment-naïve patients, and to facilitate rapid patient enrollment with the goal of generating more robust early clinical data. We believe this harmonized clinical strategy may allow us to accelerate our development timelines.
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
Over the last 12 years we have successfully built an innovative culture that encourages scientific risk-taking within the bounds of our data-driven philosophy. This enables our research and development team to discover numerous promising preclinical candidates cost effectively, from which we select what we believe are highly differentiated programs for clinical development.
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
We believe that the broad potential of our protein engineering technologies, coupled with our strong intellectual property portfolio, can lead to the generation of multiple additional novel product candidates addressing a wide range of therapeutic areas. For example, we licensed our sdAb technologies for specific binders to 2seventy bio, Inc. (formerly bluebird bio, Inc.), or 2seventy, for use in cell therapy. Moreover, we have several preclinical programs focused on non-oncology indications that we are actively seeking to license. Where appropriate, we plan to continue to seek to opportunistically enter into additional strategic partnerships in areas that are considered non-core or indications ancillary to oncology to maximize the potential of our technology platform.
Our sdAb Platform Technology
Antibodies are multifunctional, Y-shaped proteins, made up of a pair of interacting heavy and light chains to form a symmetric, dimeric molecule with four total protein chains. Each arm of the antibody contains an antigen binding region (also referred to as the variable fragment, or Fv), which consists of both a heavy and light variable domain, or VH and VL, respectively, held together through interaction of constant domains. The Fc (Fragment, crystallizable) portion of the heavy-chain constant domain extends the half-life of the antibody in circulation and has the potential to modulate the function of immune cells through interaction with various Fc receptors found on the surface of cells of the immune system.
We believe that antibody Fv domains are not optimal building blocks for multispecific and multivalent therapeutics due to the extensive protein engineering required to ensure the correct pairing of the appropriate VH and VL domains to construct functional Fvs. To overcome the limitations and formatting challenges of conventional antibodies, we developed our sdAb platform to enable the streamlined production of protein formats with multiple antigen specificities.
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
•restrict therapeutic activity to specific micro environments in the body; and
•be readily manufactured at high yields with established processes used to produce therapeutic proteins.
We have also developed a series of patented modifications to our humanized sdAb scaffold, which are designed to eliminate recognition by pre-existing anti-drug antibodies without compromising affinity, specificity or stability of the sdAb. Previously, the presence of pre-existing anti-drug antibodies in human serum limited the broad use of these agents as therapeutics. We believe our improvement, combined with our extensive knowledge of the structural nuances of sdAbs, will enable modernized development of therapeutic candidates with favorable biophysical properties, and will greatly extend the utility and applicability of our sdAb platform.
Our Pipeline
INBRX-101
INBRX-101 is a precisely engineered recombinant human AAT-Fc fusion protein therapeutic candidate that we are developing for the treatment of patients with Alpha-1 Antitrypsin Deficiency, or AATD. We believe INBRX-101 has the potential to be dosed monthly, while maintaining patients in the normal range of AAT exposure, which would be a significant improvement for patients currently receiving weekly infusions. Through our proprietary engineering capabilities, we were able to overcome the challenges of producing AAT recombinantly and manufacturing at commercial scale.
Overview of AATD
AATD is an inherited disease that causes an increased risk of developing pulmonary disease defined by progressive loss of lung tissue and function and is associated with decreased life expectancy. The pulmonary manifestations of AATD include the entire spectrum of emphysema and disorders associated with chronic obstructive pulmonary disease. Patients with AATD harbor mutations in the AAT-encoding gene Serpin family A member 1, which causes AAT protein misfolding, loss of activity, and retention in the liver. AAT is a protease inhibitor that primarily targets human neutrophil elastase, or NE, an enzyme that is released by white blood cells in response to infections and has the capacity to degrade normal tissues, especially in the lung, if not tightly controlled by AAT.
Unmet Medical Need
This disease affects roughly 100,000 people in the United States, with a similar number of patients in Europe. Since AATD must be diagnosed using laboratory testing and cannot be diagnosed by symptoms or by a medical examination alone, it is believed that many individuals with AATD are likely undiagnosed or misdiagnosed. In April 2017, the United States Food and Drug Administration, or FDA, allowed for the marketing of direct-to-consumer tests that provide genetic risk information for certain conditions, including AATD. We believe such tests will lead to earlier diagnosis and an increase in the number of patients identified with AATD.
The approved standard of care for AATD has been augmentation therapy using pdAAT and has not been substantially improved since 1987. Plasma-derived treatments are highly dependent on human donor blood supply, which is costly and can be limited. Due to the short half-life of pdAAT therapeutics, patients require weekly infusions to achieve and maintain serum concentration above the protective threshold, presumed to be 11 µM. However, even with frequent treatments, the AAT serum concentration following treatment remains considerably below the normal range of 20 to 50 µM. There is clinical evidence suggesting that maintenance of higher AAT serum trough levels may better protect against lung function decline. The graph below is an adaptation based on published data that depicts the pharmacokinetic profile of pdAAT. The published results from the RAPID trial(1) revealed the correlation of serum AAT through levels and lung density decline in AATD patients. Additionally, there are other significant barriers to treatment for patients with AATD, including under-diagnosis, high cost of chronic augmentation therapy, difficulties associated with administering intravenous infusions on a weekly basis, and plasma collection practices that may not be sustainable.
(1) Chapman KR, Burdon JG, Piitulainen E, Sandhaus RA, Seersholm N, Stocks JM, Stoel BC, Huang L, Yao Z, Edelman JM, McElvaney NG. (2015) Intravenous augmentation treatment and lung density in severe α1 antitrypsin deficiency (RAPID): a randomised, double-blind, placebo-controlled trial. The Lancet. Jul 25;386(9991):360-8

Our Solution - INBRX-101
INBRX-101 is a recombinant AAT protein that is comprised of two human AAT molecules covalently linked to the Fc region of human immunoglobulin G4. AAT has proven difficult to develop recombinantly, often displaying loss of activity and experiencing accelerated degradation. Fusion of AAT to the Fc region allows for production using a standard antibody expression system, which, when combined with our proprietary AAT-function preserving purification process, generates substantial and scalable yields of active recombinant AAT protein.
Clinical Data
In July 2019, we initiated an open-label, dose escalating Phase 1 trial which is being conducted in approximately 10 clinical sites in the United States, the United Kingdom and New Zealand and will enroll a total of approximately 42 patients. The trial is designed as single ascending dose, or SAD, administrations of INBRX-101, with doses of 10 mg/kg, 40 mg/kg, 80 mg/kg or 120 mg/kg, followed by multiple ascending dose, or MAD, administrations of INBRX-101, with doses of 40 mg/kg, 80 mg/kg or 120 mg/kg. These doses are administered every three weeks intravenously to patients diagnosed with AATD who are either treatment naïve or previously treated with pdAAT therapeutics. The primary objective of the trial is safety and tolerability. Secondary objectives include AAT serum exposure, immunogenicity, as measured by frequency of anti-drug antibodies, and NE activity. Exploratory endpoints include biomarkers of AAT. In addition, we will measure pharmacokinetic and pharmacodynamic biomarkers in bronchoalveolar lavage fluid, or BALF, for those patients who received MAD administrations of INBRX-101 at doses of 80 mg/kg or 120 mg/kg.
In October 2021, we announced initial results from Phase 1, Part 1 (SAD) of this trial. Interim functional pharmacokinetic, or PK, data were from 21 patients with AATD, all with the ZZ mutation of the SERPINA1 gene. Interim safety data were from 24 patients with AATD. There were no drug-related severe or serious adverse events at doses up to and including 120 mg/kg single dose and 80mg/kg multi-dose. Drug-related adverse events were predominantly mild with a few moderate events and all were transient and reversible. No signs of neutralizing anti-drug antibodies were seen.
Dose related increases in maximal and total INBRX-101 exposure occurred across the entirety of the tested SAD range of 10 to 120 mg/kg.
–The shaded region represents the normal range of functional AAT in healthy adults.
–The dashed line at 11µM indicates the functional AAT goal of the current augmentation therapy with pdAAT.
–Day 21 data from the 120 mg/kg cohort are from the first 2 enrolled patients with available data.
–Results shown are from preliminary, unaudited data announced in October 2021.

Data from the first MAD cohort of INBRX-101 at 40 mg/kg IV every three weeks showed the expected accumulation of functional AAT levels with observed trough levels exceeding the goal of the current standard augmentation therapy with pdAAT.

We expect to announce additional data from this trial during the first half of 2022, including BALF data for those patients who received MAD administrations of INBRX-101 at doses of 80 mg/kg or 120 mg/kg. The end of Phase 1 meeting with the FDA will be planned after completion of this study, and based on the feedback from the agency, a potentially registration-enabling Phase 2 program will be initiated.
INBRX-109
INBRX-109 is a precisely engineered tetravalent sdAb-based therapeutic candidate targeting death-receptor 5, or DR5, a TNFRSF member, also known as tumor necrosis factor-related apoptosis-inducing ligand, or TRAIL, receptor 2. DR5 activation induces cancer-specific programmed cell death. The valency of INBRX-109 was selected to maximize the therapeutic index. In patients treated with INBRX-109 to date in our Phase 1 clinical trial, we have observed signs of single agent activity in serious, life-threatening medical conditions that have limited treatment options. We initiated cohorts with INBRX-109 in combination with standard chemotherapies in several indications. Additionally, in June 2021, we initiated a potential registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma.
Background on DR5
Apoptosis is a critical process for maintaining healthy tissue homeostasis, but this process is frequently altered in cancer patients leading to the accumulation of malignant cells. Apoptotic signaling pathways are tightly regulated by the balance of pro- and anti-apoptotic factors, and their therapeutic modulation has the potential to be exploited for the treatment of cancer. Targeting the anti-apoptotic proteins has been a clinically successful strategy. For example, Venetoclax, an inhibitor of B-cell lymphoma 2, or Bcl-2, was approved by the FDA for the treatment of chronic lymphocytic leukemia in 2016.
Alternatively, we believe therapeutically targeting pro-apoptotic proteins such as DR5 is a promising oncology treatment strategy. DR5 signaling is induced by clustering of multiple receptors, which initiates an apoptotic signaling pathway resulting in cell death. The strength of apoptotic signaling is proportional to the degree of DR5 clustering. Importantly, although DR5 is expressed throughout the body, cancer cells have been shown to be more sensitive to DR5 signaling compared to healthy cells of normal tissues.
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
Unmet Medical Need
We are currently investigating INBRX-109 in chondrosarcoma, Ewing sarcoma, malignant pleural mesothelioma, colorectal and pancreatic adenocarcinomas. These are some of the most aggressive diseases, some of which are also orphan oncology indications that have shown signs of activity in preclinical studies. These indications and many of these cancer subtypes do not respond well to currently approved immunotherapies and represent a significant unmet need.
Our Solution - INBRX-109
INBRX-109 is a tetravalent agonist of DR5 that we designed with our sdAb platform to drive cancer-selective programmed cell death and to maximize potency while minimizing on-target liver toxicity arising from hepatocyte apoptosis. We believe INBRX-109 has the potential to overcome the limitations of previous DR5 agonists. As shown in the diagram below, INBRX-109 is comprised of four DR5 targeted sdAbs fused to an Fc region that has been modified to prevent Fc receptor interactions. In preclinical studies, we have observed that INBRX-109 has the ability to potently agonize DR5 through efficient receptor clustering, causing cancer cell death. Based upon experience with earlier generation DR5 agonists, hepatocytes appear to be a non-cancerous cell type particularly sensitive to DR5 agonism. We have engineered INBRX-109 with our proprietary sdAb modifications to reduce recognition by pre-existing anti-drug antibodies in humans, which can lessen the potential for hyper-clustering and thereby reduce potential hepatotoxicity.
Primary objectives of the Phase 1 trial are safety, tolerability, and determination of the maximum tolerated dose, or MTD, and recommended Phase 2 dose. Secondary objectives were serum exposure and immunogenicity, as measured by frequency of anti-drug antibodies. Exploratory objectives included clinical anti-tumor efficacy, based on response rate, duration of response, disease control rate, progression-free survival and overall survival, as well as evaluation of potential predictive diagnostic and pharmacodynamic biomarkers.
INBRX-109: Tetravalent DR5 Agonistic Antibody

Clinical Data
The IND, or Investigational New Drug Application, for INBRX-109 became effective in August 2018, and we initiated a Phase 1 clinical trial in the United States in November 2018. This Phase 1 clinical trial is designed as an open-label, three-part trial in patients with locally advanced or metastatic solid tumors.

Phase 1 INBRX-109 Trial Design and Status
First in human Phase 1 trial started November 2018
Part 1: Dose Escalation	⇨ ⇨	Part 2: Dose Expansion Cohorts		⇨ ⇨	Part 3: Combination Studies
Completed		Ongoing			Ongoing
Dose Range: 0.3 to 30 mg/kg N= 20 Result: Maximum tolerated dose not reached		N=34	Chondrosarcoma		N=20	Mesothelioma with Cisplatin/Carboplatin & Mesothelioma with Cisplatin or Carboplatin and Pemetrexed
		N=10	Synovial sarcoma
		N=22	Malignant pleural mesothelioma		N=20	Ewing sarcoma with Irinotecan & Temozolomide
		N=20	Colorectal cancer		N=20	Pancreatic adenocarcinoma 2nd line with mFOLFIRI
		N=10	Gastric adenocarcinoma		N=20	Colorectal cancer with FOLFIRI

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
Part 2
In September 2019, we commenced single agent dose expansion cohorts, Part 2 of this trial. As of February 1, 2022, we have enrolled approximately 112 patients in single agent dose cohorts in the following tumor types: colorectal and gastric adenocarcinomas, malignant pleural mesothelioma, chondrosarcoma and synovial sarcoma.
Part 3
To date, we have initiated chemotherapy combination cohorts in malignant pleural mesothelioma, pancreatic adenocarcinoma, Ewing sarcoma and colorectal cancer cohorts. We expect to announce initial data from these cohorts in late 2022.
Initial Results from Phase 1, Part 2
INBRX-109 Chondrosarcoma
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
Stable disease or partial responses were observed in 16 out of 22 patients with chondrosarcoma based on the initial data from the chondrosarcoma cohort of our Phase 1 trial. Two of these patients’ scans were still pending and four of these patients were still on treatment as of October 1, 2021. In January 2021, the FDA granted fast track designation to INBRX-109 for the treatment of patients with unresectable or metastatic conventional chondrosarcoma. On November 24, 2021, the FDA granted orphan-drug designation for INBRX-109 for the treatment of chondrosarcoma.

In June 2021, we initiated a potential registration-enabling Phase 2 trial in this patient population, which will enroll approximately 200 patients in total, with progression free survival as the primary endpoint. We expect to announce data from this trial in mid-2024.
Primary objectives of the ongoing Phase 2 trial are to evaluate the efficacy of INBRX-109 as measured by progression free survival, or PFS, as measured by an independent radiology review. Secondary objectives are to evaluate the overall survival, PFS by investigator assessment, quality of life, objective response rate, disease control rate, safety and tolerability, pharmacokinetics and anti-drug antibodies to INBRX-109.

Phase 2 Trial Design
Randomized, Blinded, Placebo-controlled, Phase 2 Study of INBRX-109 in Unresectable or Metastatic Conventional Chondrosarcoma
Randomization 2:1 Key eligibility criteria: • Conventional chondrosarcoma • Unresectable or metastatic Stratification by line of therapy and IDH1/2 mutation status			⇨ ⇨
Until progressive disease (PD) or toxicity

Including
interim analysis

      • Primary Endpoint:
progression free survival (PFS)

• Secondary Endpoints:
overall survival (OS), quality of life (QoL), overall response rate (ORR)/duration of response (DOR), disease control rate (DCR)

INBRX-109 N= 134
<
Placebo N= 67 (allows for crossover)

INBRX-109 Malignant Pleural Mesothelioma
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
We observed signs of single agent activity in the Phase 1, part 1 malignant pleural mesothelioma, epithelioid subtype cohort. Time on treatment with INBRX-109 was equal to or greater than 24 weeks in seven of the 19 patients (~37%).

Based on the single agent activity observed, we initiated a chemotherapy combination cohort in malignant pleural mesothelioma with Carboplatin/Cisplatin and Pemetrexed, which is currently enrolling. We expect to announce initial data from these cohorts in late 2022.
Future Clinical Development Plans
We continue to investigate the therapeutic utility of INBRX-109 through a broad clinical development plan across difficult-to-treat cancers. Other future clinical development of INBRX-109 may include combinations with additional chemotherapies and potentially synergistic agents in several solid tumors and hematologic malignancies. We are currently conducting preclinical studies with INBRX-109 and various rational combination agents, including targeted therapeutics and apoptotic pathway modulators, aimed at guiding our future clinical plans.
INBRX-106 AND INBRX-105
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
Background on Immunotherapy
A notable recent success in cancer treatment is the approval of checkpoint inhibitor immunotherapies as therapeutic agents. Immune checkpoints are key mechanisms that fine-tune and control the body’s immune response. In the cancer setting, tumors have developed strategies for hijacking these checkpoints, preventing an immune response to the cancer and allowing the tumor cells to proliferate unchecked. Checkpoint inhibitor immunotherapies were developed to overcome this phenomenon by relieving immune cell inhibition, resulting in a potentially long-lasting amplification of the anti-tumor immune response. Therapies against checkpoint proteins, such as PD-1 and PD-L1, produced impressive results in clinical development, resulting in marketing approvals in a number of malignancies.
Unmet Medical Need
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
We believe INBRX-106 and INBRX-105 have the potential to combine with the fast-growing immunooncology market, which currently has annual sales of over $20 billion.
INBRX-106
Background on OX40
OX40, a member of the TNFRSF, is predominately expressed and is a key co-stimulatory receptor on activated T-cells. Signaling through OX40 provides co-stimulation that promotes T-cell expansion, enhanced effector function and memory cell formation, and prevents activation-induced cell death. The natural mechanism of OX40 activation is via the interaction with its trimeric ligand, OX40L, which serves to effectively cluster multiple OX40 molecules and facilitate downstream signaling leading to nuclear factor kappa-light-chain-enhancer of activated B cells, or NFkB, activation. Based on the capacity for OX40 signaling to enhance anti-tumor immunity in preclinical studies, there have been many efforts to therapeutically exploit this pathway for cancer immunotherapy. Most previously developed agents were bivalent OX40 agonists, the configuration of which we believe to be poorly suited for efficient receptor clustering, evidenced by the lack of clinical responses observed for such molecules.
Our Solution
INBRX-106 is a precisely engineered hexavalent sdAb-based therapeutic candidate targeting OX40, designed to be an optimized agonist of this co-stimulatory receptor. As shown in the diagram below, INBRX-106 is composed of six OX40 targeting sdAbs and a functional Fc domain.

As a hexavalent therapeutic candidate, INBRX-106 is designed to bind six OX40 molecules on the cell surface to mediate efficient receptor clustering and downstream signaling. In preclinical studies, we observed that INBRX-106 elicited superior OX40 agonism when compared to the bivalent antibodies, 1A7 (analog of MOXR-0916) or 1D10 using an OX40 expressing NFkB reporter cell line, wherein clustering of OX40 receptor mediated signaling culminated in luciferase expression. We also observed that INBRX-106 can mediate T-cell co-stimulation and reduce the suppressive activity of regulatory T-cells. Additionally, INBRX-106 is able to exploit IgG-mediated effector function via the Fc domain.
Clinical Data
We initiated a Phase 1 clinical trial in December 2019 for INBRX-106. This Phase 1 trial is designed as an open-label, four-part trial in patients with locally advanced or metastatic solid tumors. We expect the entire trial will be conducted at approximately 12-16 clinical sites in the United States and enroll approximately 145 patients. Primary objectives of the trial are safety and tolerability, and the determination of the MTD and recommended Phase 2 dose of INBRX-106 as a single agent and in combination with Keytruda. Secondary objectives are serum exposure, immunogenicity, as measured by the frequency of anti-drug antibodies, and clinical anti-tumor efficacy per RECIST (version 1.1) and immune RECIST based on response rate, duration of response, disease control rate, progression-free survival and overall survival. Exploratory objectives will include evaluation of potential predictive diagnostic and pharmacodynamic biomarkers.

Phase 1 INBRX-106 Trial Design and Status
First in human Phase 1 trial started December 2019
Part 1: Single Agent Dose Escalation	⇨ ⇨	Part 2: Single Agent Dose Expansion	⇨ ⇨	Part 3: Combination Dose Escalation	⇨ ⇨	Part 4: Combination Dose Expansion
Complete		Ongoing		Complete		Ongoing
Dose Range: 0.0003 to 3 mg/kg N= 20 Result: Maximum tolerated dose not reached		RP2D Two Dosing Schedules N=24		INBRX-106 + Keytruda MTD: 0.1 mg/kg N=21 Durable responses observed in tumor types responsive to immunotherapy		INBRX-106 + Keytruda CPI Refractory (N=20 each) N=20 PD-L1+ NSCLC N=20 PD-L1+ baskett CPI Naive (N=10 each) PD-L1+ melanoma PD-L1+ ocular melanoma PD-L1+ head & neck PD-L1+ nasopharyngeal carcinoma

Part 1 of the trial utilized a traditional 3+3 algorithm for single agent dose escalation from 0.0003 mg/kg to 3 mg/kg in twenty patients. INBRX-106 was observed to be generally well tolerated in humans. The most common adverse effects, or AEs, reported for INBRX-106 were Grade 1 and 2 rashes or dermatitis, cytokine release syndrome, fatigue, and infusion-related reactions. Notably, cutaneous toxicities are common immune-related AEs associated with immune checkpoint inhibitors. These mostly mild or moderate and likely immune-related toxicities were in line with the mechanism of action of this candidate therapeutic. The maximum administered dose was 3 mg/kg and the MTD level was not reached.
Part 2 of the trial, single agent dose expansion, administers INBRX-106 in two different dosing schedules to patients with tumor types responsive to checkpoint inhibitors. Utilization of extensive biomarker data guided the determination of the optimal dose for Part 2 of the trial, which we believe to be 0.03 mg/kg. Key attributes leading to the choice of this dose level included OX40 occupancy data, evidence of peripheral memory T-cell activation and proliferation, and sufficient drug clearance to allow target recovery prior to the next dose administration. Part 2 treatment cohorts of this trial, which are still ongoing, are in the following tumor types: non-small cell lung cancer, melanoma, head and neck squamous cell carcinoma, gastric or gastro-esophageal junction adenocarcinoma, renal cell carcinoma, and urothelial (transitional) cell carcinoma.

In Parts 1 and 2 we have observed stable disease, per investigator assessment, of greater than six months in four out of 10 response evaluable non-small cell lung cancer and melanoma patients. Three of the four patients had previous exposure to checkpoint inhibitors and one uveal melanoma patient was checkpoint naive. The longest duration of stable disease as of January 10, 2022 was 95 weeks and ongoing in a non-small cell lung cancer patient refractory to Keytruda.
In Parts 3 and 4 of this trial, INBRX-106 is being evaluated in combination with Keytruda, a PD-1 blocking checkpoint inhibitor. In the all-comer Part 3 of the trial, INBRX-106 was escalated in combination with Keytruda and enrolled 21 patients with locally advance or metastatic solid tumors. It was observed to be well tolerated, with predominantly mild or moderate immune-related toxicities noted. The MTD was determined to be 0.1 mg/kg dosed every three weeks. Two durable partial responses with duration of greater than six months and ongoing were observed in two CPI-naive patients, one with nasopharyngeal carcinoma and one with uveal melanoma. Additionally, there was one double-digit reduction in tumor size with duration greater than four months in a cutaneous melanoma patient who had been previously exposed to checkpoint inhibitors.
Future Clinical Development Plan
Part 4, INBRX-106 combination expansion cohorts, which initiated in December 2021, will enroll approximately 80 patients who are positive for PD-L1 expression as determined by immunohistochemistry and possessing adequate hematologic and organ function, to qualify for enrollment. Forty of these patients will be checkpoint refractory with non-small cell lung cancer and a basket of other indications. An additional 40 patients will be checkpoint naive, enrolling 10 patients in each of the following indications: cutaneous melanoma, uveal melanoma, head and neck squamous cell carcinoma, and nasopharyngeal carcinoma. We expect to announce initial data from the dose expansion cohorts in combination with Keytruda during the second half of 2022.
INBRX-105
Background on 4-1BB
4-1BB, or TNFRSF9, a member of the TNFRSF, is a promising co-stimulatory receptor that we believe can synergize with checkpoint inhibitors to address the insufficiency of checkpoint inhibition alone. 4-1BB is expressed on recently activated T-cells but is largely absent from circulating T-cells under normal conditions. Agonistic 4-1BB antibodies have exhibited anti-tumor activity in mouse models of cancer, especially in combination with other immunomodulatory or tumor targeted therapeutics. These observations motivated the clinical advancement of antibodies designed to agonize 4-1BB and co-stimulate tumor reactive T-cells. Most recently, urelumab, a 4-1BB agonist, showed initial signs of single agent therapeutic efficacy, but clinical investigation was halted due to dose-limiting liver toxicities.
Our Solution
INBRX-105 is a precisely engineered multi-specific sdAb-based therapeutic candidate that is designed to agonize 4-1BB selectively in the presence of PD-L1, which is typically found in the tumor microenvironment and associated lymphoid tissues. PD-L1 is a validated biomarker for tumors with the potential for anti-tumor immune activation and thus we believe represents an ideal anchor antigen to drive 4-1BB agonism. The image below illustrates the unique structure of INBRX-105:

INBRX-105: A PD-L1 Targeted 4-1BB Agonist
We believe INBRX-105 can overcome the toxicity issues that have limited the success of prior 4-1BB agonists based on its potential to selectively activate 4-1BB + T-cells in the tumor microenvironment, and thus alter the T-cell population, and enrich for cells with anti-tumor capacity. We expect to achieve the maximal therapeutic benefit of INBRX-105 in combination with a PD-1 checkpoint blockade. Our preclinical studies demonstrate that acute exposure to PD-L1 dependent 4-1BB agonism is sufficient to derive maximal anti-tumor activity when co-dosed with another PD-1 blocking agent at a target saturating dose.
Clinical Data
We initiated a Phase 1 clinical trial for INBRX-105 in the United States in February 2019. This Phase 1 trial is designed as an open-label, four-part trial in patients with locally advanced or metastatic solid tumors and is being conducted at approximately 14-18 clinical sites in the United States.
Primary objectives of the Phase 1 trial are safety, tolerability, and the determination of the MTD and recommended Phase 2 dose of INBRX-105 as a single agent and in combination with Keytruda. Secondary objectives are serum exposure, immunogenicity, as measured by frequency of anti-drug antibodies. Exploratory objectives include clinical anti-tumor efficacy per Response Evaluation Criteria in Solid Tumors, or RECIST (version 1.1, or v1.1), and immune RECIST based on response rate, duration of response, disease control rate, progression-free survival and overall survival, as well as evaluation of potential predictive diagnostic and pharmacodynamic biomarkers.

Phase 1 INBRX-105 Trial Design and Status
First in human Phase 1 trial started February 2019
Part 1: Single Agent Dose Escalation	⇨ ⇨	Part 2: Single Agent Dose Expansion		⇨ ⇨	Part 3: Combination Dose Escalation	⇨ ⇨	Part 4: Combination Dose Expansion
Completed		Ongoing			Ongoing		Planned
INBRX-105 N=32 Dose range: 0.001 to 3 mg/kg		INBRX-105 N=32			INBRX-105 + Keytruda N=15+ No pre-screening, all-comers		INBRX-105 + Keytruda N= 80
		N=8 N=8 N=8 N=8	PD-L1+ NSCLC PD-L1+ Melanoma PD-L1+ Head & Neck Squamous Cell Cancer PD-L1+ Basket				N=20 N=20 N=20 N=20	PD-L1+ NSCLC PD-L1+ Melanoma PD-L1+ Basket PD-L1+ (1-49%) NSCLC, CPI naive

Part 1, single agent dose escalation, was completed with a total of 32 patients enrolled. We observed dose-limiting toxicities, which were consistent with immune related adverse events, such as hepatitis, arthritis and myalgia/hyperthyroidism, at several dose levels and determined the 1 mg/kg dose level as the MTD of INBRX-105. Patients in this part of the study were not pre-screened for PD-L1 expression. Eight out of 18 evaluable patients (44%), who were dosed at the 0.1 mg/kg dose level or above, achieved stable disease, with the greatest reduction in tumor volume observed to be 20% by RECISTv1.1. The longest duration on treatment with INBRX-105 was 41 weeks, or approximately nine and a half months. Notably, seven patients with stable disease tested positive for PD-L1 expression, with a minimum of 1% positivity as determined by immunohistochemistry (Range 1 to 95%), and the results of one patient are pending. Four of these eight patients were refractory to or progressed on prior PD-1 checkpoint inhibitors.
Part 2, single agent dose expansion, began enrolling during the first quarter of 2021. Part 2 will enroll 32 patients in expansion cohorts in each of non-small cell lung cancer, melanoma, head and neck squamous cell carcinoma, as well as a basket cohort of gastric or gastro-esophageal junction adenocarcinoma, renal cell carcinoma, and urothelial (transitional) cell carcinoma. Patients in the expansion cohorts for Part 2 of this trial must be positive for PD-L1 expression, as determined by immunohistochemistry, to qualify for enrollment.
Part 3, dose escalation of INBRX-105 in combination with Keytruda, will enroll a minimum of 15 patients. These patients are not pre-screened for PD-L1 expression. We expect to announce initial data from this cohort during the second quarter of 2022.
Future Clinical Development Plan
Part 4 of this trial will consist of INBRX-105 in combination with Keytruda, enrolling 80 patients. Approximately 60 patients will be positive for PD-L1 expression and be refractory to or have progressed on prior PD-1 checkpoint inhibitor in each of the following indications: non-small cell lung cancer, melanoma, and a basket cohort of gastric or gastro-esophageal junction adenocarcinoma, renal cell carcinoma, and urothelial (transitional) cell carcinoma. Additionally, we will evaluate an additional combination cohort of approximately 20 checkpoint inhibitor naive non-small cell lung cancer patients that are positive for PD-L1 expression with a tumor proportion scale of between 1-49%. We expect to announce initial data from the Part 4 combination expansion cohorts during the first half of 2023.
License and Collaboration Agreements
We have entered into various license and collaboration agreements. The license agreements discussed below pertain to intellectual property that we own and license to the parties identified below. We retain ownership of the intellectual property subject to the license agreements.

Elpiscience Agreements
We have entered into two different license agreements with Elpiscience. Each agreement is a standalone license to Elpiscience of a distinct and differentiated protein therapeutic candidate with a separate biological target.
On February 28, 2018, we entered into a license agreement, or the PD-L1 and 4-1BB License Agreement, with Elpiscience, pursuant to which we granted Elpiscience an exclusive license to our bi-specific therapeutic candidate designed to target PD-L1 and 4-1BB, also referred to as INBRX-105. On April 30, 2018, we entered into a license agreement, or the OX40 License Agreement, with Elpiscience, pursuant to which we granted Elpiscience an exclusive license to our multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. Each of the PD-L1 and 4-1BB License Agreement and OX40 License Agreement provides Elpiscience with the right to further advance the respective therapeutic candidate through clinical trials, as well as to manufacture and commercialize these therapeutic candidates in China, Hong Kong, Macau and Taiwan. The PD-L1 and 4-1BB License Agreement and OX40 License Agreement also require us to provide Elpiscience with know-how and materials specific to INBRX-105 and INBRX-106, respectively, including process development and manufacturing data and information necessary to develop INBRX-105 and INBRX-106. Additionally, pursuant to each of the license agreements, Elpiscience granted to us a royalty-free, worldwide, non-exclusive research license to intellectual property created by Elpiscience that incorporates intellectual property we licensed to Elpiscience. In the PD-L1 and 4-1BB License Agreement and OX40 License Agreement, we also agreed to negotiate an agreement to supply Elpiscience with INBRX-105 and INBRX-106, respectively, for their development in China, Hong Kong, Macau and Taiwan.
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
Each of the PD-L1 and 4-1BB License Agreement and the OX40 License Agreement contains representations and warranties, insurance, indemnification and confidentiality provisions customary for similar agreements and arrangements. The terms of the PD-L1 and 4-1BB License Agreement and the OX40 License Agreement commenced on February 28, 2018 and April 30, 2018, respectively, and expire on a country-by-country basis upon the full expiration of Elpiscience’s milestone- and royalty-based payment obligations under each license agreement. The royalty obligations expire upon the later of (i) the expiration of the last valid patent claim for the applicable product in the relevant jurisdiction, and (ii) 12 years following that date of the first commercial sale of the applicable product in the relevant jurisdiction. Each license agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) Elpiscience at any time upon 90 days’ written notice to us. As of December 31, 2021, and based on current plans, the last to expire issued patent (assuming the issuance of a patent based on our pending patent application) licensed under the PD-L1 and 4-1BB License Agreement is projected to expire in January 2037 and the last to expire issued patent (assuming the issuance of a patent based on our pending patent application) licensed under the OX40 License Agreement is projected to expire in August 2039.
Chiesi Option Agreement
In May 2019, we entered into an Option Agreement with Chiesi, which was later amended by the First Amendment to Option Agreement, dated August 19, 2019, or the Chiesi Option Agreement, pursuant to which we granted Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada. In August 2019, under the terms of the Chiesi Option Agreement, we received a one-time, non-refundable option initiation payment of $10.0 million. If Chiesi exercises its option under the Chiesi Option

Agreement, then Chiesi must pay us a one-time, non-refundable fee of $12.5 million upon the effective date of the definitive agreement granting Chiesi the exclusive license.
The option period under the Chiesi Option Agreement began on August 19, 2019 and expires 60 days following the last-to-occur of (a) our delivery to Chiesi of trial phase data for the first Phase I Clinical Trial for INBRX-101 (including the complete clinical study report); (b) our delivery to Chiesi of the finalized minutes from the definitive FDA scientific advice meeting conducted following completion of such Phase I Clinical Trial with the use of the full clinical study report if required by the FDA; and (c) our delivery to Chiesi of the finalized minutes from the definitive parallel European Medicines Agency health technology assessment, or EMA-HTA, scientific advice meeting conducted following completion of such Phase I Clinical Trial with full use of the clinical study report if required by the EMA. The Chiesi Option Agreement may be terminated by (i) Chiesi upon 30 days’ written notice to us, (ii) either party for the uncured material breach of the other party, and (iii) either party for bankruptcy or other insolvency proceedings of the other party. The Chiesi Option Agreement contains representations, warranties and indemnification provisions customary for similar agreements and arrangements.
Transcenta License Agreement and Technical Services Agreements
On June 21, 2017, we entered into a license agreement, or the Transcenta License Agreement, with Transcenta, pursuant to which we granted to Transcenta exclusive, non-transferable rights to develop, manufacture, and sell its products containing our mono-specific protein therapeutic candidate, designed to target DR5, or INBRX-109, or a derivative thereof, within China, Hong Kong, Macau and Taiwan. We also agreed to provide Transcenta with the know-how and materials, including assays and cell lines, necessary to develop the therapeutic candidate. Additionally, pursuant to the Transcenta License Agreement, Transcenta granted to us a royalty-free, worldwide, non-exclusive research license to intellectual property created by Transcenta that incorporates intellectual property we licensed to Transcenta. As payment for the license we granted in the Transcenta License Agreement, we received a non-refundable upfront payment of $2.5 million. In August 2018, the Company achieved the first milestone under the contract for $0.5 million. In June 2019, the Company achieved another milestone under the contract for $1.0 million. Additionally, we are eligible to receive certain developmental and commercial milestone payments of up to an aggregate of approximately $100.0 million, as well as percentage tiered royalties on future product sales with rates ranging between the high single-digits to the low teens.
The Transcenta License Agreement contains representations and warranties, insurance, indemnification and confidentiality provisions customary for similar agreements and arrangements. The term of the Transcenta License Agreement commenced on June 21, 2017, and expires on a country-by-country basis upon the full expiration of Transcenta’s milestone- and royalty-based payment obligations under the Transcenta License Agreement. The royalty payment obligations expire on a product-by-product and country-by-country basis at such time that there is (i) no valid patent claim for the applicable product in the relevant jurisdiction, and (ii) no Generic Product (as defined in this Transcenta License Agreement) of an applicable product available in the relevant jurisdiction. As of December 31, 2021, and based on current plans, the last to expire issued patent (assuming the issuance of a patent based on our pending patent application) licensed under the Transcenta License Agreement is projected to expire in July 2036. The Transcenta License Agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) Transcenta at any time upon 90 days’ written notice to us.
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
Celgene Agreement
On July 1, 2013, we entered into a license agreement with Celgene, a Bristol Meyers Squibb Company, or Celgene, as amended on November 23, 2018, or the Celgene Agreement, pursuant to which we granted Celgene an exclusive, global license for the development, manufacture and commercialization of our proprietary CD47 binding domain, or the Celgene Licensed Intellectual Property. Per the terms of the Celgene Agreement, Celgene is operationally and financially responsible for the development, manufacturing and commercialization activities of Celgene Licensed Intellectual Property and any additional related antibodies covered by the Celgene Agreement.
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
The term of the Celgene Agreement commenced on July 1, 2013 and expires on a licensed product-by-licensed product and country-by-country basis on the date of expiration of Celgene’s applicable royalty obligations. As of December 31, 2021 and based on our current plans, the last to expire issued patent licensed under the Celgene Agreement is projected to expire in 2033, absent any extension of term. The Celgene Agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, (iii) Celgene at any time upon 30 days’ written notice to us, and (iv) us, upon Celgene’s, or any of its affiliates’, legal challenge to the validity or enforceability of a licensed patent.
2seventy Agreements
The 2018 2seventy Agreement
On December 20, 2018, we entered into an exclusive license agreement with bluebird bio, Inc., or bluebird, pursuant to which we granted to bluebird an exclusive license to use our proprietary sdAb platform to research, develop and commercialize chimeric antigen receptor, or CAR, T-cell therapies. In November 2021, bluebird assigned the agreement, which we refer to as the 2018 2seventy Agreement, to its affiliate, 2seventy, in connection with an internal restructuring and subsequent spin-out of 2seventy. Under the terms of the 2018 2seventy Agreement, we will provide 2seventy the exclusive worldwide rights to develop, manufacture and commercialize certain cell therapy products containing sdAbs directed to various cancer targets. As payment for the license granted in the 2018 2seventy Agreement, we received a non-refundable upfront payment of $7.0 million. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits. In August 2021, we received a $2.0 million milestone payment under this agreement.
The 2018 2seventy Agreement contains representations and warranties, indemnification and confidentiality provisions customary for similar agreements and arrangements. The term of the 2018 2seventy Agreement commenced on December 20, 2018, and expires on a product-by-product and country-by-country basis upon the full expiration of 2seventy’s milestone- and royalty-based payment obligations under the 2018 2seventy Agreement. The royalty obligations under the 2018 2seventy Agreement expire on a product-by-product and country-by-country basis on the later of (i) the expiration of the last valid patent claim for the applicable product in the relevant jurisdiction; (ii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity, which provides 2seventy with the exclusive right to market the applicable product in the relevant jurisdiction, expires; and (iii) 12 years following that date of the first commercial sale of the applicable product in a country. As of December 31, 2021 and based on current plans, the last to expire issued patent (assuming the issuance of one or more patents based on our pending patent applications) licensed under the 2018 2seventy Agreement is projected to expire in May 2040. The 2018 2seventy Agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) 2seventy at any time upon 30 days’ written notice to us.
The 2020 2seventy Agreement
On June 9, 2020, we entered into an option and license agreement with bluebird, pursuant to which we granted to bluebird exclusive worldwide rights to develop binders and cell therapy products containing sdAbs directed to specified targets, consisting of two initial programs and up to an additional 8 programs. Inhibrx retains all rights to the specific sdAbs outside of the cell therapy field. This agreement, which we refer to as the 2020 2seventy Agreement, was also assigned to 2seventy in November 2021 in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy. We received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and we are entitled to an upfront option fee for each additional program. We also granted an option in which 2seventy may acquire an exclusive license with respect to all binders and cell therapy products developed under the 2020 2seventy Agreement, which entitles us to additional fees upon exercise of the option. 2seventy may exercise its option on a program-by-program basis during the option term. Additionally, 2seventy may extend the option term for up to six months in the event that there are additional bona fide development activities that 2seventy desires to undertake. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits.
The 2020 2seventy Agreement contains representations and warranties, indemnification and confidentiality provisions customary for similar agreements and arrangements. The term of the 2020 2seventy Agreement commenced on June 9, 2020, and expires on a product-by-product and country-by-country basis upon the full expiration of 2seventy’s milestone- and royalty-based payment obligations under the 2020 2seventy Agreement. The royalty obligations under the 2020 2seventy Agreement expire on a product-by-product and country-by-country basis on the later of (i) the expiration of the last valid patent claim for the applicable product in the relevant country; (ii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity, which provides 2seventy with the exclusive right to market the applicable product in the relevant country, expires; and (iii) 12 years following that date of the first commercial sale of the applicable product in such country. As of December 31, 2021, and based on current plans, the last to expire issued patent (assuming the issuance of one or more patents based on our pending patent applications) licensed under the 2020 2seventy Agreement is projected to expire in May 2040. The 2020 2seventy Agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) 2seventy at any time upon prior written notice within a specified number of days before the termination.
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
To cover our proprietary technologies and our current pipeline of proprietary products and related methods, such as methods of use, we have filed patent applications representing 37 patent families. As of December 31, 2021, our patent estate, which is solely owned, included 20 issued United States patents, 23 United States pending non-provisional patent applications, 9 United States pending provisional patent applications, 9 pending Patent Cooperation Treaty, or PCT, applications, 188 issued foreign patents and 317 foreign patent applications currently pending in various foreign jurisdictions.

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
We also own two patent families directed to protease inhibitor fusion proteins including, for example, our INBRX-101 therapeutic candidate. Seven United States and 61 foreign patents (Australia, Canada, Mexico, Europe (validated in 39 countries), Hong Kong, India, Israel, Japan, South Korea, New Zealand, Russia, and Ukraine) were granted in these families. These patents are expected to expire in 2032 or 2035, absent any patent term extension. Additional patents in this patent family, if granted, are expected to expire in 2032 or 2035, depending upon their respective filing dates and absent any patent term adjustments or extensions.
Additionally, we own two patent families relating to the Celgene Licensed Intellectual Property that are licensed to Celgene. Two United States and 67 foreign patents (Australia, Colombia, China, Europe (validated in 39 countries), Eurasia, Hong Kong, Indonesia, Israel, Japan, South Korea, Mexico, Malaysia, Macao, New Zealand, Peru, Philippines, Russia, Singapore, South Africa and Ukraine) have been granted in these families and include claims directed to anti-CD47 monoclonal antibodies and/or methods of using the same to treat cancer. These patents are expected to expire in 2033, absent any patent term extension. Patent applications in these families are pending in multiple jurisdictions, including, for example, the United States, Australia, European Patent Organization, Canada, China, Japan, South Korea, and Russia. Additional patents in these patent families, if granted, are expected to expire in 2033, depending upon their respective filing dates and absent any patent term adjustments or extensions.
The following patents (including expected 20 year expiration dates) relate to our fusion protein technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	8,986,688	6/28/2032	Composition and method	WAP DOMAIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	9,914,765	6/28/2032	Composition	WAP DOMAIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Mexico	356433	6/28/2032	Composition and use	WAP DOMAIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	8,980,266	6/28/2032	Composition and method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	9,920,109	4/6/2034	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	10,730,929	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	10,723,785	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	10,400,029	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	11,046,752	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2012275287	6/28/2032	Composition, method and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2017279724	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2015339507	10/27/2035	Composition, method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2019202904	6/28/2032	Composition, method and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF

Canada	2839619	6/28/2032	Composition, method and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Europe (validated in AL, AT, BA, BE, BG, CH, CY, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IS, IT, LI, LT, LU, LV, MC, ME, MK, MT, NL, NO, PL, PT, RO, RS, SE, SK, SM, TR)	2726092	6/28/2032	Use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Hong Kong	1197544	6/28/2032	Use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
India	373030	6/28/2032		SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
India	366213	10/27/2035		SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Israel	230209	6/28/2032		SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Japan	6674604	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Japan	6737781	10/27/2035	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Korea	10-2084944	6/28/2032		SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Korea	10-2231139	6/28/2032		SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Mexico	356517	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Mexico	381183	6/28/2032		SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
New Zealand	619023	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2642310	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2698655	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2728861	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2727452	6/28/2032	Composition and use, method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2746550	10/27/2035		SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Ukraine	124083	6/28/2032		SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF

The following patents (including expected 20 year expiration date) relate to our single domain antibody technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	10,526,397	2/7/2036	Composition	NON-IMMUNOGENIC SINGLE DOMAIN ANTIBODIES
AU	2016209247	2/7/2036	Composition	NON-IMMUNOGENIC SINGLE DOMAIN ANTIBODIES

The following patents (including expected 20 year expiration dates) relate to our multivalent therapeutic antibody technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	10,308,720	7/18/2036	Composition	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
US	11,117,973	11/22/2036	Method	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS AND METHODS OF TREATING NEOPLASMS
EP (Validated in: AL, AT, BA, BE, BG, CH, CY, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IS, IT, LI, LT, LU, LV, MC, ME, MK, MT, NL, NO, PL, PT, RO, RS, SE, SI, SK, SM, TR)	3322734	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
HK	1254433	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
JP	6807606	7/18/2036	Composition and method	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
RU	2748620	7/18/2036		MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
SG	11201800223W	7/18/2036		MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
ZA	2018/00238	7/18/2036		MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
US	10,093,742	7/22/2036	Composition and method	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
US	10,844,129	7/22/2036	Composition and method	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
AU	2,016,297,249	7/22/2036	Composition, method and use	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
JP	6,913,682	7/22/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
RU	2,753,439	7/22/2036		MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
TW	I745296	7/22/2036		MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
ZA	2018/00410	7/22/2036		MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
US	10,501,551	1/11/2037	Composition and method	MULTIVALENT AND MULTISPECIFIC 41BB-BINDING FUSION PROTEINS
The following patents (including expected 20 year expiration dates) relate to our CD47 antibody technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	9,045,541	2/6/2033	Composition	CD47 ANTIBODIES AND METHODS OF USE THEREOF
US	9,663,575	2/6/2033	Method	CD47 ANTIBODIES AND METHODS OF USE THEREOF

Australia	2013217114	2/6/2033	Composition and method	CD47 ANTIBODIES AND METHODS OF USE THEREOF
China	ZL201380017900.0	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Colombia	14171778	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Eurasia (validated in Russia)	34778	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Europe (validated in AL, AT, BA, BE, BG, CH, CY, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IS, IT, LI, LU, LV, MC, ME, MK, MT, NL, NO, PL, PT, RO, RS, SE, SI, SK, SM, TR)	2812443	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Indonesia	IDP00005873	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Japan	6273212	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Korea	10-2100388	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Mexico	360772	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Malaysia	MY-169341-A	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
New Zealand	628314	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Philippines	1/2014/501758	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Singapore	11201404638S	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Ukraine	116772	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
South Africa	201405864	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Hong Kong	HK1205195	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Australia	2013377886	8/6/2033	Composition, method, and use	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Australia	2019200942	8/6/2033	Composition, method, and use	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
China	105101997	8/6/2033	Composition and use	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Eurasia	036963	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF

Indonesia	IDP000058855	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Israel	240390	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Japan	6726238	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Korea	10-2170196	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Korea	10-2276974	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Macao	J/003573	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
New Zealand	710695	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Peru	9897	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
South Africa	2015/05745	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
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
•Antibody drug discovery companies that may compete with us in the search for novel therapeutic antibody targets, including Regeneron Pharmaceuticals, Inc., Adimab LLC, Genmab A/S, Macrogenics, Inc., Merus N.V., MorphoSys AG, Numab Therapeutics AG, Amgen, Inc., Xencor Inc., and Zymeworks Inc.;
•Companies developing therapeutics designed to treat AATD, including CSL Limited, Grifols, S.A., Kamada Ltd., Takeda Pharmaceutical Company Limited and Centessa Pharmaceuticals PLC; and
•Companies developing cytokine therapeutics, including Alkermes PLC, Altor BioScience, ImmunityBio, Inc., Medicenna Therapeutics Corp., Nektar Therapeutics, Neoleukin Therapeutics, Inc., Novartis AG, Pandion Therapeutics, Inc., Merck & Co., Philogen S.p.A., Roche Holding AG, Rubius Therapeutics, Inc., SOTIO Biotech, Synthekine, Inc., Sanofi S.A., Xencor, Inc.
Our competitors also include large pharmaceutical and biotechnology companies who may be developing therapeutic candidates with mechanisms similar to or targeting the same indications as our therapeutic candidates.
The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our therapeutic candidates. Our competitors also may obtain FDA or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These early stage and more established competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
Government Regulation
Governmental authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our therapeutic candidates must be approved by the FDA through the Biologics License Application, or BLA, process before they may be legally marketed in the United States and will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining marketing approvals in the U.S. and in foreign countries and jurisdictions, and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations, require the expenditure of substantial time and financial resources.
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
BLA Approval Processes
The process required by the FDA before a therapeutic biologic may be marketed in the United States generally involves the following:
•completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to good laboratory practices and other applicable regulations and guidance;
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
Preclinical Studies
Once a biopharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Additional nonclinical testing continues even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a study protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.
Human Clinical Trials in Support of a BLA
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must report to the FDA serious and unexpected adverse reactions in a timely manner, such as any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product or therapeutic candidate. An institutional review board, or IRB, for each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the trial until completed and otherwise comply with IRB regulations. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.
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
Phase 2-Clinical trials are performed on a limited patient population intended to identify possible AEs and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
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
During the development of a new product or therapeutic candidate, sponsors are given opportunities to meet with the FDA at certain points; specifically, prior to the submission of an IND, at the end of Phase 2 and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trials that they believe will support the approval of the new therapeutic.
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
Disclosure of Clinical Trial Information
Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has recently begun enforcing those requirements against non-compliant clinical trial sponsors.
Marketing Application Submission and FDA Review
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with detailed descriptions of the product’s CMC, proposed labeling and other relevant information are submitted to the FDA as part of a BLA requesting approval to market the product.
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
Under the goals and policies agreed to by the FDA under PDUFA, for original BLAs, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and the sponsor’s process to respond to such inquiries. This FDA review typically takes twelve months from the date the BLA is submitted to the FDA (for a standard review) and eight months from the date the BLA is submitted (for a “priority review”) because the FDA has approximately two months, or 60 days, after BLA submission to make a “filing” decision.
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
The approval process is lengthy and often difficult, and notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval or may require additional clinical or other data and information. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve a BLA, the FDA will issue a complete response letter, or CRL, that describes all of the specific deficiencies in the BLA identified by the FDA. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the CRL may include recommended actions that the applicant might take to place the application in a condition for approval. If a CRL is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter to the applicant. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

Even if a product receives marketing approval, the approval may be limited to specific indications and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as “Phase 4” clinical trials, designed to further assess a biological product’s safety and effectiveness, and/or testing and surveillance programs to monitor the safety of approved products that have been commercialized. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
In addition, with the enactment of the FDA Safety and Innovation Act, or FDASIA, in 2012, Congress created a new regulatory program for product and therapeutic candidates designated by the FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval of their respective marketing applications. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.
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
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product or therapeutic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. All promotional materials for product and therapeutic candidates being considered and approved under the accelerated approval program are subject to prior review by the FDA. Lawmakers, FDA officials, and other stakeholders have recently been evaluating the accelerated approval program and have proposed potential reforms to improve certain aspects. In addition, over the past year, several oncology sponsors have voluntarily withdrawn specific indications for their drug products that were being marketed pursuant to accelerated approval, and the FDA’s Oncology Center of Excellence launched an initiative called Project Confirm, aimed at promoting transparency in the area of accelerated approvals for oncology indications. Scrutiny of the accelerated approval pathway is likely to continue and may lead to legislative and/or administrative changes in the future.
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
The Biologics Price Competition and Innovation Act, or the BPCIA, enacted in 2010, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics such as ours, which are also known as “reference biological products.” The pathway authorized under the BPCIA allows FDA to approve, under an abbreviated application, a biological product that has been shown to be highly similar to a reference product notwithstanding minor differences in clinically inactive components; there also can be no clinically meaningful differences between the follow-on product and the reference product in terms of safety, purity and potency. Follow-on biological products approved for marketing using this pathway are commonly known as “biosimilars,” and companies seeking approval of biosimilar products must submit in their abbreviated BLAs data from analytical studies, animal studies and a clinical trial or trials sufficient to meet the statutory standard in order to obtain FDA approval. In addition, an interchangeable product is a biosimilar product that can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product, although to date no such products have been approved for marketing in the United States. FDA approved the first interchangeable biosimilars, including an interchangeable monoclonal antibody biosimilar, in 2021.
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
The BPCIA is complex and is still being interpreted and implemented by the FDA and by federal judges. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation and legislative amendments. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.
Orphan Drug Designation and Orphan Product Exclusivity
Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to a therapeutic candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects either (i) fewer than 200,000 individuals in the United States, or (ii) more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product or therapeutic candidate for this type of disease or condition will be recovered from sales in the United States for that product or therapeutic candidate. Orphan Drug Designation must be requested before submitting a BLA. After the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. INBRX-109 has been designated an orphan product by the FDA for the treatment of chondrosarcoma.
If a product or therapeutic candidate that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the approved product is entitled to orphan product exclusivity, which means that the FDA may not approve any other marketing applications for the same drug for the same indication, except under limited circumstances (such as showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues), for seven years. Competitors, however, may still receive approval of either a different product for the same indication for which the orphan product has exclusivity or for the same product but for a different indication (which could then be used off-label in the orphan indication). Orphan product exclusivity, however, could also block the approval of one of our therapeutic candidates for seven years if a competitor obtains approval of the same drug as defined by the FDA, or if our therapeutic candidate is determined to be contained within a competitor’s approved drug for the same indication or disease. Further, if a drug designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.
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

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric trials for most therapeutic drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original new drug applications, BLAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. Sponsors must also submit Pediatric Study Plans, or PSPs, to the agency for review within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric trial or trials that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric trials along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials or other clinical development programs.
The required assessment must assess the safety and effectiveness of the product or therapeutic candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product and therapeutic candidate is safe and effective. The sponsor or FDA may request a deferral of pediatric trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The FDA is required to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation, and the FDA publicly posts such PREA Non-Compliance letters and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product or therapeutic reaches the market. Later discovery of previously unknown problems with a product or therapeutic candidate, including adverse events of unanticipated severity or frequency, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences of non-compliance include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•mandated modification of promotional materials or labeling and the issuance of corrective information;
•fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;

•refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; and
•consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs.
Any therapeutic candidate manufactured or distributed by us pursuant to FDA approvals will be subject to continuing regulation by the FDA, including, among other things:
•record-keeping requirements;
•reporting of adverse experiences with the therapeutic candidate;
•providing the FDA with updated safety and efficacy information;
•sampling and distribution requirements;
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or the PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. More recently, the Drug Supply Chain Security Act, or the DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, the FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a State program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
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
The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which went into effect on January 1, 2021. It remains to be seen how Brexit and the Trade and Cooperation Agreement will impact regulatory requirements for product candidates and products in the United Kingdom. We are currently evaluating the potential impacts on our business of the Trade and Cooperation Agreement and guidance issued to date by the United Kingdom’s Medicines and Healthcare products Regulatory Agency, or MHRA, regarding the requirements for licensing and marketing therapeutic drugs and biologics in the United Kingdom.
Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime as it applies to medicinal products and the approval of product candidates in the United Kingdom.
Coverage, Pricing and Reimbursement
Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. It is time consuming and expensive to seek reimbursement from third-party payors. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States, or U.S.. In the U.S., third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.
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
Healthcare Reform
In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product and therapeutic candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product and therapeutic candidates that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval of our product and therapeutic candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. Furthermore, the next FDA reauthorization package is currently being negotiated and is due to be finalized by Congress in 2022, while several other FDA-related changes are also being proposed in Congress, including within a “Cures 2.0” bill that is likely to have bipartisan support. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations. Moreover, among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access.
For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted in March 2010 and has had a significant impact on the health care industry in the U.S. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. It also included the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price, or ASP, to the United States Department of Health and Human Services, or HHS, beginning on January 1, 2022, subject to enforcement via civil money penalties.
Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and as a result certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency decisions. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the Biden Administration has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. The suspension was subsequently extended through March 31, 2022, with a reduction of the suspension to 1% sequester through June 30, 2022.
As another example, in December 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law, or P.L. 116-94, that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019, or the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.
Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The HHS has solicited feedback on some of various measures intended to lower drug prices and reduce the out of pocket costs of drugs and implemented others under its existing authority. For example, in May 2019, HHS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified an HHS policy change that was effective January 1, 2019. As another example, in 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. More recently, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries. Among other things, the executive order directed the FDA to work towards implementing a system for importing drugs from Canada (following on the Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions.
Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate PBMs and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.
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
Other Healthcare Laws
Our current and future business operations are subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we research, and, if approved, market, sell and distribute our therapeutic candidates. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, physician sunshine and drug pricing transparency laws and regulations such as:
•The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The federal Anti-Kickback Statute is broadly interpreted and aggressively enforced with the result that beneficial commercial arrangements can be penalized in the healthcare industry. In the past, the government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on a variety of arrangements, including sham consulting and other financial arrangements with physicians. Penalties for violating the federal Anti-Kickback Statute include imprisonment for up to 10 years, fines of up to $100,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•The federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalty laws, prohibit, among other things, knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the U.S. government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. government. Actions under these laws may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. The federal government uses these laws, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the U.S., for example, in connection with the promotion of products for unapproved uses and other allegedly unlawful sales and marketing practices. If an entity is found to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory and substantial civil penalties;
•The U.S. federal Health Insurance Portability and Accountability Act of 1996 and its accompanying regulations, or HIPAA, created new federal, civil and criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•The Physician Payments Sunshine Act, enacted as part of the ACA, among other things, imposes reporting requirements on manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to HHS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors and certain advanced non-physician health care practitioners), teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The law carries penalties of up to $1.15 million per year for violations, depending on the circumstances, and payments reported also have the potential to draw scrutiny on payments and relationships with with physicians, which may have implications under the Anti-Kickback Statute and other healthcare laws;
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
Moreover, in November 2020, HHS finalized significant changes to the regulations implementing the Anti-Kickback Statute and the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the healthcare industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants.
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
U.S. and European Data Security and Data Privacy Laws
HIPAA, as well as a number of other federal and state privacy-related laws, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information” or “PHI”.
HIPAA applies to health plans, healthcare providers who engage in certain standard healthcare transactions electronically, such as electronic billing, and healthcare clearinghouses, all of which are referred to as “covered entities” under HIPAA. State imposed health information privacy and security laws typically apply based on licensure, for example, licensed providers or licensed entities are limited in their ability to use and share health information.
Additionally, all states have enacted legislation protecting the privacy and security of “personal information” such as identifiable financial or health information, social security number and credit card information. These laws overlap and apply simultaneously with federal privacy and security requirements and regulated entities must comply with all of them. The California Consumer Privacy Act, or CCPA, that went into effect January 1, 2020, is one of the most restrictive state privacy laws, protecting a wide variety of personal information and granting significant rights to California residents with respect to their personal information. Regulations under CCPA have been modified several times. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the election of November 3, 2020. CPRA will modify CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. Other states in the U.S. are considering privacy laws similar to CCPA. In dealing with health information for the development of our technology or for commercial purposes, we will be indirectly affected by HIPAA and state-imposed health information privacy and security laws because these laws regulate the ability of our potential customers and research collaborators to share health information with us. Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to employee information or other personal information that the company collects. See Part I, Item 1A “Risk Factors- We face regulation and potential liability related to the privacy, data protection and information security which may require significant resources and may adversely affect our business, operations and financial performance.”
In the European Union, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of personal and patient data across the healthcare industry became stronger in May 2018. The EU General Data Protection Regulation, or GDPR, applies across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR sets out a number of requirements that must be complied with when handling the personal data of such European Union based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance obligations. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. We may be subject to GDPR if we undertake operations in the EU, offer products or services to individuals in the EU or monitor the behavior of individuals within the EU.
We could also be subject to evolving European Union laws on data export, for transfers of data outside the European Union to us, group companies or third parties. The GDPR only permits exports of data outside the European Union to jurisdictions that ensure an adequate level of data protection. The United States has not been deemed to offer an adequate level of protection, so in order for us to transfer personal data from the EU to the United States, we must identify a legal basis for data transfer (e.g., the European Union Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (a) calls into question commonly relied upon data transfer mechanisms as between the European Union member states and the United States (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and future actions of European Union data protection authorities are difficult to predict.
Further, the United Kingdom’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, while the Data Protection Act of 2018 that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area to the United Kingdom will remain lawful under GDPR.
Other Laws and Regulations
Our present business is, and our future business may be, subject to regulation under the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, national restrictions, and other current and potential future local, state, federal, and foreign regulations. See Part I, Item 1A “Risk Factors- If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.”
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
Human Capital Resources
Our employees are a key factor in our ability to achieve our mission to discover and develop effective biologic therapeutics for people with life-threatening conditions. We believe that our future success depends on our continued ability to identify, recruit, retain, and incentivize our management team and our clinical, scientific, and other employees. Our ability to do so depends on factors including our Company culture, compensation and benefits, growth and development opportunities, and prioritization of employee safety.
Employee Profile
As of December 31, 2021, we had 112 employees, 106 of whom were full-time, 97 of whom were engaged in research and development activity, and 25 with a Ph.D. or M.D. None of our employees are represented by a labor union and we believe we maintain good relations with our employees.
Employee Conduct & Ethics
Inhibrx adopted and regularly reviews corporate policies, including a Code of Conduct and Ethics and Whistleblower Policy, which apply to all of our employees. All employees attend a mandatory public company training session and are required to abide by, review and confirm compliance to the Company’s Corporate Code of Conduct and Ethics and Whistleblower Policy, as well as our Insider Trading Policy governing trading by Company personnel in the Company’s securities. We have established a Whistleblower reporting hotline to enable our employees to anonymously report any suspected violations of these policies. In addition, the Company requires employees to complete Anti-Harassment Training, with employees who work in a management capacity required to complete additional trainings in Harassment Prevention and Diversity, Equity and Inclusion.

Employee Compensation and Benefits
Our compensation programs are designed to reward and support our employees in order to continue to attract and retain top talent. Our compensation includes:
•Employee base salaries that are competitive and consistent with employee positions, skill levels, experience, and knowledge;
•Stock-based compensation awards which help to align the interests of our stockholders with those of our employees;
•Bonus award plans at the senior management level and discretionary awards for other key employees;
•Retirement savings options and matching contributions;
•Fully covered healthcare benefits for all full-time employees and their dependents;
•Unlimited vacation benefit for all full-time employees; and
•Parental leave and other leave options available to all employees.
Employee Growth and Development
Inhibrx is committed to fostering and growing talent within the biotechnology and life sciences space. We provide internship opportunities for students interested in biotechnology and science within our research and development departments. Many of our interns have continued on to join the Company in a full-time position after graduation. Our hiring process is transparent and we are an equal opportunity employer. Many of our employees hold Ph.D.s or M.D.s; however, the Company equally commits resources to advancing all of our employees with a range of educational backgrounds. We offer tuition reimbursement aimed at growth and career development, as well as the opportunity for employees to attend relevant conferences and symposiums. In addition, we offer in-house coaching opportunities to refine or develop professional skills as our employees become managers and plan their career growth.
Employee Wellness, Health, and Safety
We are strongly committed to the health and safety of our employees and strive to maintain the highest possible level of safety in our workplace. We require annual workplace safety training to reinforce workplace safety procedures that may be useful in the event of emergency situations and to assist our employees in helping to prevent workplace accidents. Our Environmental Health and Safety Committee, which is comprised of numerous cross-departmental members, meets regularly to review workplace safety and adherence to safety policies.
In response to the COVID-19 pandemic, we created a COVID-19 Task Force, which, since March 2020, has been continuously implementing changes in our business to protect our employees, support appropriate health and safety protocols, and comply with government regulations. These measures include implementing a policy for employees to work from home to the extent practicable, increased physical distancing in workspaces, and regular testing or vaccination requirements. For our essential employees who remain onsite, we provide personal protective equipment and enhanced cleaning protocols. We have implemented a policy and protocols to address COVID-19 cases and potential exposure. As the COVID-19 pandemic continues to evolve, we adjust and tailor our approach based on applicable regulations, public health guidance, and local community case rates.
Corporate Information
We were incorporated under the laws of the State of Delaware on November 17, 2017 under the name Tenium Therapeutics, Inc. In April 2018, we changed our name to Inhibrx, Inc.
Available Information
Our internet address is www.inhibrx.com, to which we regularly post copies of our press releases as well as additional information about us. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investors section on our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We include our web site address in this Annual Report only as an inactive textual reference. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

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
Risks Related to Our Financial Condition and Need for Additional Capital
•We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate product revenue or become profitable, or if we achieve profitability, we may not be able to sustain it.
•Biotechnology product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.
•We will need substantial additional funding in order to complete the development and commercialization of our therapeutic candidates.
Risks Related to the Development, Clinical Testing and Commercialization of Our Therapeutic Candidates
•Our therapeutic candidates are in early stages of development and may fail or suffer delays that materially and adversely affect their commercial viability, and the results of any preclinical studies or clinical trials may not be predictive of the results of later clinical trials. If we, or our collaboration partners, are unable to advance our therapeutic candidates through clinical development, obtain marketing approval and ultimately commercialize our therapeutic candidates, or experience significant delays in doing so, our business will be materially harmed.
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
Risks Related to Our Organization and Operations
•We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the therapeutic candidates we develop, our commercial opportunities will be negatively impacted.
•Our clinical trials, marketing approval prospects, access to capital, performance of third parties and our business may be adversely affected by circumstances and uncertainties related to the COVID-19 pandemic.
Risks Related to Intellectual Property
•If we are not able to obtain and enforce patent protection for our technologies or therapeutic candidates, development and commercialization of our therapeutic candidates may be adversely affected.
Risks Related to Government Regulation
•The marketing approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our therapeutic candidates, our business will be substantially harmed.

Risks Related to Ownership of Our Common Stock
•We do not know whether an active, liquid and orderly trading market will continue for our common stock and as a result it may be difficult for you to sell your shares of our common stock.
•We expect that our stock price may fluctuate significantly and future sales of our common stock in the public market could cause our stock price to fall.
•Our executive officers, directors and holders of more than 5% of our capital stock own a significant percentage of our stock and will be able to exercise significant control over matters subject to stockholder approval.
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Risks Related to Our Financial Condition and Need for Additional Capital
We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate product revenue or become profitable, or if we achieve profitability, we may not be able to sustain it.
We are a clinical-stage biotechnology company. To date, we have financed our operations through equity and debt financings, license and milestone revenue and grants. We have incurred significant recurring operating losses since our inception. Our net loss for the years ended December 31, 2021 and 2020 was $81.8 million and $76.1 million, respectively. As of December 31, 2021, we had an accumulated deficit of $227.1 million. We expect to incur additional losses in future years as we execute our plan to continue our discovery, research and development activities, including the manufacturing of and ongoing and planned preclinical and clinical development and commercialization of our therapeutic candidates, and as we incur the additional costs of operating as a public company. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.
We have devoted substantially all of our financial resources and efforts to developing our therapeutic candidates, identifying potential therapeutic candidates and conducting preclinical studies and clinical trials. We are still in the early stages of developing our therapeutic candidates, and we have not yet demonstrated an ability to successfully conduct or complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had more experience developing therapeutic candidates. We previously entered into the Chiesi Option Agreement and the Celgene Agreement. Our ability to generate revenue and achieve profitability, including any revenue we may receive pursuant to the Chiesi Option Agreement or the Celgene Agreement, depends in large part on our ability, alone or with license partners, to achieve milestones and to successfully complete the development of, obtain the necessary marketing approvals for, and commercialize, our therapeutic candidates. For example, while we believe it is possible Celgene may incorporate the Celgene Licensed Intellectual Property into a multispecific format with another antibody for future development pursuant to the Celgene Agreement, this may not occur. We believe it is unlikely we will receive additional milestone payments pursuant to the Celgene Agreement unless Celgene develops a therapeutic candidate under the Celgene Agreement and advances that therapeutic candidate beyond Phase 1 clinical trials. Even if we achieve development or commercial milestones, generate product royalties or generate product sales, including any milestones and royalties we may be eligible to receive pursuant to the Celgene Agreement or the Chiesi Option Agreement, we may never achieve or sustain profitability on a quarterly or annual basis. We do not anticipate generating revenue from sales of products for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our and our collaborators’ success in:
•completing clinical trials through all phases of clinical development of our current therapeutic candidates, including INBRX-101, INBRX-109, INBRX-106, and INBRX-105;
•advancing preclinical therapeutic candidates into clinical development;
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
Because of the numerous risks and uncertainties associated with biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, the EMA, or other comparable foreign authorities to perform preclinical studies or clinical trials in addition to those we currently anticipate, or if there are any delays in completing our clinical trials or the development of any of our therapeutic candidates, our expenses could increase and revenue could be further delayed.
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
As of December 31, 2021, we had $131.3 million in cash. We expect our expenses to increase in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned preclinical and clinical development and commercialization of our therapeutic candidates. Identifying potential therapeutic candidates and conducting preclinical testing and clinical trials are time consuming, expensive and uncertain processes that take years to complete, and we, or our collaborators, may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our therapeutic candidates, if approved, may not achieve commercial success.
We believe that our existing cash and cash equivalents will be sufficient to fund our planned operations through at least the 12 month period following the date of this Annual Report. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our current and our planned preclinical studies and clinical trials for our current therapeutic candidates or other therapeutic candidates we may seek to develop may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect, or we could expand our clinical trials to additional indications which could increase clinical trial expenses. Because successful development of our therapeutic candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our therapeutic candidates. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. In addition, our ability to obtain future funding when needed through equity financings, debt financings or strategic collaborations may be particularly challenging in light of the uncertainties and circumstances regarding the COVID-19 pandemic (as defined below).

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
The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants therein, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Additionally, during 2020, 2021, and 2022, we borrowed a total of $110.0 million in four separate tranches from Oxford Finance, LLC, or Oxford, with three additional future tranches with a total of $90.0 million, under our loan and security agreement and its amendments, which we refer to collectively as the Amended 2020 Loan Agreement, which, as further described below, also has covenants restricting our ability to declare dividends or incur additional indebtedness.
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
The expected phase out of LIBOR could impact the interest rates paid on our variable rate indebtedness and cause our interest expense to increase.
Under the Amended 2020 Loan Agreement, our term loans bear interest at a variable rate based on LIBOR. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, or the FCA Announcement. In November 2020, the Intercontinental Exchange announced that it intends to cease publication of certain LIBOR settings by the end of 2021 while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated based on transactions in the market for short-term treasury securities.
The Amended 2020 Loan Agreement includes language to determine a replacement rate for LIBOR, if necessary. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict whether LIBOR will cease to be available or whether SOFR will become a widely accepted benchmark in place of LIBOR. Although it is not possible to predict the effect the FCA Announcement, any discontinuation, modification or other reforms to LIBOR or the establishment of alternative reference rates such as SOFR may have on LIBOR, we do not expect the effect to have a material impact on our interest expense.

Risks Related to the Development, Clinical Testing and Commercialization of Our Therapeutic Candidates
Our therapeutic candidates are in early stages of development and may fail or suffer delays that materially and adversely affect their commercial viability. If we, or our collaborators, are unable to advance our therapeutic candidates through clinical development, obtain marketing approval and ultimately commercialize our therapeutic candidates, or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts, with only four therapeutic candidates currently in clinical trials (INBRX-101, INBRX-109, INBRX-106, and INBRX-105). We have no products on the market and our ability to achieve and sustain profitability depends on obtaining marketing approvals for and successfully commercializing our therapeutic candidates, either alone or with our collaborators. Before obtaining marketing approval for the commercial distribution of our therapeutic candidates, we, or our collaborators, must conduct extensive preclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our therapeutic candidates in patients. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. As a result, we may not have the financial resources to continue development of, or to modify existing or to enter into new license or collaboration for, a therapeutic candidate if we experience any issues that delay or prevent marketing approval of, or our ability to commercialize, our therapeutic candidates, including:
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
The therapeutic candidates we or our collaborators pursue may not demonstrate the necessary safety or efficacy requirements for marketing approval. Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations, administrative actions or lack of adequate funding to continue the clinical trial. Clinical holds may be placed prior to a clinical trial even beginning, in order to address potential safety and risk concerns of regulatory authorities, and partial or complete clinical holds can be imposed at any time during a trial. Furthermore, while we perform certain similar functions internally, we expect to rely on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect to enter into and have entered into agreements governing those CROs’ committed activities, we have limited influence over their actual performance.
If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our therapeutic candidates, the commercial prospects of our therapeutic candidates may be harmed, and our ability to generate product revenue or receive royalties from any of these therapeutic candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue. If we were to cancel the development of any of our therapeutic candidates, we may still be required to pay certain non-cancellable commitments to our CROs under the terms of our various CRO contracts. Our approach to protein engineering is novel and unproven, and as such, the cost, time needed to develop, and likelihood of success of our therapeutic candidates may be more uncertain than if we employed more established drug development approaches. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our therapeutic candidates.
The results of preclinical studies and early stage clinical trials of our therapeutic candidates may not be predictive of the results of later stage clinical trials. Initial results or observations in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.
Success in preclinical studies and early clinical trials does not ensure that later and pivotal clinical trials will generate the same results, or otherwise provide adequate data to demonstrate the safety and efficacy of a therapeutic candidate. Frequently, therapeutic candidates that have shown promising results in preclinical studies or early clinical trials have subsequently suffered significant setbacks in later or pivotal clinical trials. The initiation of registration-enabling trials for INBRX-109, or for any of our other therapeutic candidates, is and would be predicated on positive Phase 1 trial results and acceptance of our IND amendment by the FDA. Our therapeutic candidates in clinical trials, including INBRX-101, INBRX-109, INBRX-106, and INBRX-105, may ultimately fail to show the desired safety and efficacy in clinical trials despite having progressed through preclinical studies and despite any initial observations of single agent activity, stable disease or partial responses. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development, including development in registration-enabling trials, of any of our therapeutic candidates. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies or trials, and any of these setbacks in our clinical development could have a material adverse effect on our business and operating results.
Our therapeutic candidates may cause undesirable side effects that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
Undesirable side effects caused by our therapeutic candidates could cause us, our collaborators or regulatory authorities, to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. Results of our clinical trials or the clinical trials of our collaborators could reveal a high and unacceptable severity of adverse side effects and it is possible that patients enrolled in these clinical trials could respond in unexpected ways. For instance, INBRX-109, INBRX-106, and INBRX-105 are all therapeutic candidates targeting oncology indications that are clinically evaluated in very sick populations, and INBRX-101 is a therapeutic candidate focused on AATD, a rare disease with a relatively small patient population. It may be difficult to establish safety and efficacy in these types of patient populations. Further, we intend to develop certain of our therapeutic candidates in combination with one or more cancer therapies. This combination may have additional side effects that were not present in preclinical studies or clinical trials of our therapeutic candidates conducted as a monotherapy or in combination with other cancer therapies. The uncertainty resulting from the use of our therapeutic candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.
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
In the event that any of our therapeutic candidates receives marketing approval and we, our collaborators or others identify undesirable side effects caused by a product or any other similar therapeutics, any of the following adverse events could occur:
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
In addition, adverse side effects caused by any therapeutics that may be similar in nature to our therapeutic candidates could delay or prevent marketing approval of our therapeutic candidates, limit the commercial profile of an approved label for our therapeutic candidates, or result in significant negative consequences for our therapeutic candidates following marketing approval.
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
We also may evaluate our therapeutic candidates in combination with one or more cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell any therapeutic candidate we develop in combination with an unapproved cancer therapy if that unapproved cancer therapy does not ultimately obtain marketing approval. In addition, unapproved cancer therapies face the same risks described with respect to our therapeutic candidates currently in development and clinical trials, including the potential for serious AEs, delay in their clinical trials and lack of FDA approval.

If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination our therapeutic candidates, we may be unable to obtain approval of or market any such therapeutic candidate.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our therapeutic candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, we have experienced some difficulty enrolling patients for our clinical trials for INBRX-101 since patients with AATD are particularly susceptible to COVID-19 and the physicians acting as clinical investigators for our clinical sites may be otherwise engaged with treating COVID-19 patients. For instance, during the second and third quarters of 2020 as a result of the COVID-19 pandemic, we temporarily suspended enrollment for our trial for INBRX-101. This trial resumed enrollment during the fourth quarter of 2020 but there is no guarantee that we will not have to suspend enrollment for this trial again in the future. Should any competitors have ongoing clinical trials for therapeutic candidates treating the same indications as our therapeutic candidates, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ therapeutic candidates.
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
If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of any of our therapeutic candidates may be delayed, and our business may be harmed.
We have provided, and will continue to provide, a number of timing estimates regarding the initiation of clinical trials and clinical development milestones, and the expected availability of data resulting from these trials for certain of our therapeutic candidates. We expect to continue to estimate the timing of these types of development milestones and our expected timing for the accomplishment of various other scientific, clinical, regulatory and other product development objectives. From time to time, we may publicly announce the expected timing of some of these events. However, the achievement of many of these milestones and events may be outside of our control. All of these timing estimations are based on a variety of assumptions we make which may cause the actual timing of these events to differ from the timing we expect, including:
•our available capital resources and our ability to obtain additional funding as needed;
•the rate of progress, costs and results of our clinical trials and research and development activities;
•our ability to identify and enroll patients who meet clinical trial eligibility criteria;
•our receipt of clinical trial clearances or approvals by the FDA, EMA and other regulatory authorities and the timing of these approvals;
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
We expect from time to time, to publish initial, interim, topline or preliminary data from our clinical trials. Our clinical trials are also conducted as “open-label” trials. An open-label trial is one where both the study participant and investigator know whether the participant is receiving the therapeutic candidate and where we (as the sponsor) have access to trial data on an ongoing basis during the trial. These initial, interim, topline and preliminary data from our clinical trials that we may publish from time to time or that we may observe on an ongoing basis in our open-label trials may change as more data become available and, accordingly, they are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues, more participant data becomes available and we issue our final clinical trial report. Initial, interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, initial, interim, topline and preliminary data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.
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
While we expect to continue our current clinical trials and expect to initiate clinical trials in the near term for many of our therapeutic candidates, we do not independently conduct clinical trials. As such, while we perform certain functions internally, we currently rely and intend to continue to rely on third-party CROs, clinical data management organizations and consultants to help us design, conduct, supervise and monitor clinical trials of our therapeutic candidates. As a result, we will have less control over the timing, quality and other aspects of our clinical trials than we would have had we conducted them on our own. There is a limited number of third party service providers that specialize or have the expertise required to achieve our business objectives. If any of our relationships with these third-party CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative CROs or investigators or to do so on commercially reasonable terms. Further, these investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials. These third parties may also be susceptible to disruption as a result of health crises such as the COVID-19 pandemic or periods of societal unrest. For example, we currently retain CROs located in Hong Kong. These CROs may be negatively affected by, or subject to disruption arising from, the societal unrest and regulatory regime change related to China’s passage of a national security law exerting additional control by mainland China over activities in Hong Kong. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy the legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines for any reason, our clinical development programs could be delayed and otherwise adversely affected.
In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the relevant study or trial. The FDA requires nonclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with GCPs including practices and requirements for designing, conducting, recording and reporting the results of nonclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
We are currently party to two different license agreements, or the Elpiscience Agreements, with Elpiscience, pursuant to which we granted Elpiscience exclusive licenses for the development and, if approved, commercialization of INBRX-105 and INBRX-106 in China, Hong Kong, Macau and Taiwan. We are also party to the Transcenta License Agreement. Ultimately, Chiesi may not exercise its option pursuant to the Chiesi Agreement. If Chiesi does not exercise its option under the Chiesi Agreement, we could incur additional expenses for the development, and if approved, the commercialization of INBRX-101. We may enter into additional collaborations with third parties in the future, including collaborations with Chiesi if Chiesi exercises its option pursuant to the Chiesi Option Agreement. Any collaborations that we are party to may pose several risks, including the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•the clinical trials conducted as part of these collaborations may not be successful;
•collaborators may not pursue development and commercialization of any therapeutic candidates that achieve marketing approval or may elect not to continue or renew development or commercialization programs based on clinical trial results;

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
•a collaborator with marketing and distribution rights to one or more of our therapeutic candidates that achieve marketing approval may not commit sufficient resources to the marketing and distribution of any such therapeutic candidate;
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

We cannot assure you that manufacturing problems, including supply chain disruptions of any of our therapeutic candidates or products will not occur in the future. Any delay or interruption in the supply of preclinical or clinical trial supplies, including any delays arising from circumstances related to the COVID-19 pandemic or supply chain disruptions, could delay the completion of these trials, increase the costs associated with maintaining these trial programs and, depending upon the period of delay, require us to commence new trials at additional expense or terminate trials completely.
If we were to experience an unexpected loss of supply of, or if any supplier were unable to meet our demand for any of our therapeutic candidates or future approved products we seek to commercialize, if any, we could experience delays in our research or planned clinical studies or be forced to stop our development or commercialization efforts. We could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes and at an acceptable cost. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods needed to switch manufacturers and suppliers, if necessary, would significantly delay our clinical studies and the commercialization of our therapeutics, if approved, which would materially adversely affect our business, prospects, financial condition and results of operation.
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
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to develop and manufacture our therapeutic candidates for use in the conduct of our trials or for commercial supply, if our therapeutics are approved. Instead, we rely on, and expect to continue to rely on third-party providers to manufacture the supplies for our preclinical studies and clinical trials. We currently rely on a limited number of third-party contract manufacturers for our required raw materials, antibodies, and other biologics for our preclinical research and clinical trials, as well as for the manufacture of supplies for our therapeutic candidates. To the extent any of our manufacturing partners is unable to fulfill these obligations in a timely manner, including as a result of circumstances relating to the COVID-19 pandemic or circumstances related to China’s implementation of its security law to exert additional control over activities in Hong Kong, our clinical trials may be delayed and our business may be adversely affected. In general, reliance on third party providers may expose us to more risk than if we were to manufacture our therapeutic candidates ourselves. We do not control the operational processes of the contract manufacturing organizations with whom we contract, and are dependent on these third parties for the production of our therapeutic candidates in accordance with relevant regulations (such as cGMP), which include, among other things, quality control and the maintenance of records and documentation.
Our third-party manufacturers may be unable to successfully scale up manufacturing of our therapeutic candidates in sufficient quality and quantity, which would delay or prevent us from developing our therapeutic candidates and commercializing any approved therapeutic candidates.
Our manufacturing partners may be unable to successfully increase the manufacturing capacity for our therapeutic candidates in a timely or cost-effective manner, or at all, as needed for our development efforts or, if our therapeutic candidates are approved, our commercialization efforts. Quality issues may also arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our therapeutic candidates in sufficient quality and quantity, the development, testing, and clinical trials of our therapeutic candidates may be delayed or infeasible, and marketing approval or future commercial launch of any resulting therapeutic may be delayed or not obtained, which could significantly harm our business.
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
We currently have no sales, marketing or distribution capabilities. While we have marketing and commercialization agreements in place for certain territories with our collaborators, we will still need to expand our own internal sales, marketing and distribution capabilities to commercialize our approved therapeutic candidates, if any, in the United States and other remaining worldwide territories, or will need to enter into collaborations with third parties to perform these services. Any internal effort would be expensive and time-consuming, and we would need to commit significant financial and managerial resources to develop an internal marketing and sales force with technical expertise and the related supporting distribution, administration and compliance capabilities. If we were to rely on additional third parties with these capabilities to market our future therapeutics or were to decide to co-promote products with any of our current or future collaborators, we would need to establish and maintain or revise existing marketing and distribution arrangements with these partners, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. Any revenue we receive in connection with third-party license, marketing or distribution arrangements, including the Celgene Agreement, the Chiesi Option Agreement and license agreements with our licensing partners in China, will depend upon the efforts of these third parties, and there can be no assurance these third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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
•Antibody drug discovery companies that may compete with us in the search for novel therapeutic antibody targets, including Regeneron Pharmaceuticals, Inc., Adimab LLC, Genmab A/S, Macrogenics, Inc., Merus N.V., MorphoSys AG, Numab Therapeutics AG, Amgen, Inc., Xencor Inc., and Zymeworks Inc.;
•Companies developing therapeutics designed to treat AATD, including CSL Limited, Grifols, S.A., Kamada Ltd., Takeda Pharmaceutical Company Limited and Centessa Pharmaceuticals PLC; and
•Companies developing cytokine therapeutics, including Alkermes PLC, Altor BioScience, ImmunityBio, Inc., Medicenna Therapeutics Corp., Nektar Therapeutics, Neoleukin Therapeutics, Inc., Novartis AG, Pandion Therapeutics, Inc., Merck & Co., Philogen S.p.A., Roche Holding AG, Rubius Therapeutics, Inc., SOTIO Biotech, Synthekine, Inc., Sanofi S.A., Xencor, Inc.

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
Our business, the conduct of our clinical trials, results of operations, financial condition, and prospects may be adversely affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the coronavirus disease pandemic.
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
During 2020 and continuing through 2021, COVID-19 spread to most regions of the world, including California, where our primary office and laboratory space is located.
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

The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the success of domestic and international vaccination campaigns, the emergence of new viral variants, additional or modified government actions, new information that may emerge concerning the severity and impact of COVID-19 and the actions taken to contain COVID-19 or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy.
Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.
Our success largely depends on the continued service of key management, advisors and other specialized personnel, including Mark P. Lappe, our Chief Executive Officer, Brendan P. Eckelman, Ph.D., our Chief Scientific Officer, and Kelly D. Deck, our Chief Financial Officer, who are all employed at will and for whom we do not have “key man” insurance coverage. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. We are dependent on the continued service of our technical personnel because of the highly technical nature of our therapeutic candidates and technologies and the specialized nature of the marketing approval process. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations (many of whom have substantially greater financial resources than us), and we might not be able to attract or retain these key employees on conditions that are economically acceptable. Our inability to attract and retain these key employees could prevent us from achieving our objectives and implementing our business strategy, which could have a material adverse effect on our business and prospects.
We have a significant amount of debt which may affect our ability to operate our business and secure additional financing in the future.
In July 2020, we borrowed $10.0 million under the loan and security agreement, or the 2020 Loan Agreement, with Oxford. In November 2020, June 2021, and February 2022, we borrowed an additional $20.0 million, $40.0 million, and $40.0 million respectively, under the Amended 2020 Loan Agreement.
Our obligations under the Amended 2020 Loan Agreement are secured by substantially all of our assets, other than our intellectual property. The Amended 2020 Loan Agreement requires us, and any debt arrangements or instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:
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
Any of the internal computer systems belonging to us or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failure. Any system failure, accident or security breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our or our partners’ or collaborators’ marketing approval efforts and significantly increase our costs in order to recover or reproduce the lost data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability, our development programs and competitive position may be adversely affected and the further development of our therapeutic candidates may be delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches.
Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.
We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information. We face a number of threats to our networks from unauthorized access, accidental acts or omissions that expose vulnerabilities, security breaches and other system disruptions. As noted above, certain of our employees are presently and may in the future be working remotely as a result of the COVID-19 pandemic. We may face additional cybersecurity risks as a result of these circumstances and despite our security measures, our infrastructure may be vulnerable to attacks by hackers or vulnerable to other disruptive problems. Our third-party partners, including CROs and providers of data hosting or cloud services, as well as suppliers, distributors, alliances, and other third-party service providers, face similar risks, which could affect us directly or indirectly.
The United States federal and all state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the collection, use, and dissemination of data. Some of these federal, state and foreign government requirements include obligations of companies to notify individuals and others of security breaches involving certain personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, prompt regulatory scrutiny and enforcement, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers.
Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our intellectual property or proprietary business information, it may also subject us to significant fines, penalties or liabilities for any noncompliance with certain privacy and security laws. A cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue or litigation. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption of breach of our systems.
Our current operations are concentrated in one location, and we or the third parties upon whom we depend may be adversely affected by earthquakes, medical epidemics or pandemics, or other natural disasters.
Our current operations are located in our facilities in La Jolla, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents, including the COVID-19 pandemic, that results in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our therapeutic candidates or interruption of our business operations. Earthquakes, medical epidemics or pandemics, including the COVID-19 pandemic, or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. Certain of these natural disasters, including fires and severe weather events may be exacerbated by the effects of climate change. If a natural disaster, pandemic, including the COVID-19 pandemic, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or if similar events occurred elsewhere effecting the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material and adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Depending upon the timing, duration and conditions of FDA marketing approval of our therapeutic candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, and similar legislation in the European Union. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. The patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner than we expect. Also, the scope of our right to exclude during any patent term extension period may be limited or may not cover a competitor’s product or product use. As a result, our revenue from applicable therapeutic candidates, if approved, could be reduced, possibly materially.
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

Risks Related to Government Regulation
We or our collaborators may be unable to obtain marketing approval for any product that we or a collaborator may develop and the marketing approval processes of the FDA and other comparable regulatory authorities outside the United States are lengthy, time-consuming and inherently unpredictable.
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
Any product that we or our collaborators may wish to develop, manufacture or market in countries other than the United States will also be subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing, pricing and third-party reimbursement among other things in such countries. The foreign marketing approval process includes all of the risks and uncertainties associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in such foreign jurisdictions.
In particular, obtaining marketing approval for biological products requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing, and packaging facilities by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in cGMP compliance by us or by our contract development and manufacturing organizations, or CDMOs, that could result in the candidate not being approved. Moreover, we have not obtained marketing approval for any therapeutic candidate in any jurisdiction and it is possible that none of our existing therapeutic candidates or any therapeutic candidates we may seek to develop in the future will ever obtain marketing approval.
Our therapeutic candidates could fail to receive, or could be delayed in receiving, marketing approval for many reasons, including any one or more of the following:
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
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain marketing approval in the United States or elsewhere;
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
If we or our collaborators fail to obtain the appropriate marketing approvals necessary for us or our collaborators to sell our therapeutic candidates, or if the approvals are more limited than those that we intend to seek, our business, financial condition and results of operations would be materially harmed.
We will be subject to stringent domestic and foreign therapeutic and drug regulation with respect to any potential products. Even if we receive marketing approval for any of our therapeutic candidates, we will still be subject to ongoing regulatory obligations and continued review, which may result in significant additional expense. If we fail to comply with United States and foreign regulatory requirements, regulatory authorities could limit or withdraw any marketing or commercialization approvals we may receive and subject us to other penalties. Any unfavorable regulatory action may materially and adversely affect our future financial condition and business operations.
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
•require design changes of our potential products; or
•result in our never being granted the marketing approval we seek.
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
We will have ongoing responsibilities under these and other FDA and international regulations, both before and after a product is approved and commercially released. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA and foreign regulatory agencies. If we or our collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, adverse regulatory inspection finding, holds on clinical trials, delay of approval or refusal by the FDA or applicable authorities to approve pending applications or supplements to approved applications, suspension or withdrawal of marketing approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, exclusion of eligibility from government contracts, injunctions, civil penalties or criminal prosecution. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively commercializing our potential products and harm our business. In addition, negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our business, financial condition, results of operations, and prospects.
The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted outside of their respective jurisdictions. While we currently have partnerships in China designed to provide access to patient populations outside of the United States and in the future may conduct clinical trials in other foreign jurisdictions, there can be no assurance these data will be accepted by the FDA or EMA or other comparable foreign regulatory authorities as a basis for a product’s marketing approval.
To augment our U.S.-centric clinical strategy, we have formed partnerships in China designed to provide access patient populations for clinical trials not readily available in the United States and to facilitate rapid patient enrollment with the goal of generating more robust early clinical data from patients in China. We may in the future pursue partnerships to conduct other clinical trials outside of the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. In February 2022, the FDA publicly rebuked an oncology product sponsor for submitting a marketing application with Phase III clinical data solely from China. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, any foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including any trials conducted in China.
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
Adverse pricing limitations may hinder our ability to recoup our investment in one or more future therapeutic candidates, even if our future therapeutic candidates obtain marketing approval. Adverse pricing limitations prior to approval will also adversely affect us by reducing our commercial potential. Our ability to commercialize any potential products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments becomes available from third-party payors, including government health administration authorities, private health insurers and other organizations. Third-party payors decide which medications they will pay for and establish reimbursement levels. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.
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
•the demand for our therapeutic candidates, if we obtain marketing approval;
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
Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. As an example, in 2020, the FDA finalized a rulemaking to establish a system whereby state governmental entities could lawfully import and distribute prescription drugs sourced from Canada. More recently, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries. Among other things, the executive order directed the FDA to work towards implementing a system for importing drugs from Canada (following on the Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions.
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
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, such as changes allowing the federal government to directly negotiate drug prices, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability, or commercialize our therapeutic candidates, if approved.
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
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biologic therapeutics. For example, on December 20, 2019, President Trump signed P.L. 116-94 that includes a piece of bipartisan legislation called the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products to deny generic and biosimilar product developers access to samples of brand products. Whether and how generic and biosimilar product developers will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on the U.S. biopharmaceutical industry are unknown. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our therapeutic candidates, if any, may be. Furthermore, the next FDA reauthorization package is currently being negotiated and is due to be finalized by Congress in 2022, while several other FDA-related changes are also being proposed in Congress, including within a “Cures 2.0” bill that is likely to have bipartisan support. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-approval testing and other requirements.
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
•the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to HHS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors and certain advanced non-physician healthcare practitioners) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We received orphan drug status for INBRX-109 for the treatment of patients with metastatic or unresectable chondrosarcoma. We may seek orphan drug status for additional therapeutic candidates, but even if it is granted, we may be unable to maintain any benefits associated with orphan drug status, including market exclusivity.
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
We received orphan drug status for INBRX-109 for the treatment of patients with metastatic or unresectable chondrosarcoma. We may seek orphan drug status for additional therapeutic candidates, but the FDA may not approve any such request. Even with orphan drug status, exclusive marketing rights in the United States may be limited if we seek FDA marketing approval for an indication broader than the orphan designated indication. Additionally, any therapeutic candidate that initially receives orphan drug status designation, may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, others may obtain orphan drug status for products addressing the same diseases or conditions as products we are developing, thus limiting our ability to compete in the markets addressing such diseases or conditions for a significant period of time.
We received fast-track designation for INBRX-109 for the treatment of patients with metastatic or unresectable chondrosarcoma. We may seek fast-track designation for other of our therapeutic candidates. Even if received, fast-track designation may not actually lead to a faster review process.
We aim to benefit from the FDA’s fast track and priority review processes. We received fast-track designation for INBRX-109 for the treatment of patients with metastatic or unresectable chondrosarcoma. Under fast-track designation, the FDA may initiate a rolling review of sections of a fast-track drug’s BLA before the application is complete. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted. Additionally, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process. Under the FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete BLA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast-track designated drug candidate would ordinarily meet the FDA’s criteria for priority review.
The fast-track designation for INBRX-109, or for other future therapeutic candidates, may not actually lead to a faster review process and a delay in the review process or in the approval of our potential products will delay revenue from their potential sales and will increase the capital necessary to fund these product development programs. Without fast-track designation, submitting a BLA and getting through the regulatory process to gain marketing approval is a lengthier process.
Our therapeutic candidates for which we intend to seek approval may face competition sooner than anticipated.
Even if we are successful in achieving marketing approval to commercialize a therapeutic candidate ahead of our competitors, our future therapeutic candidates may face direct competition from biosimilar products. In the United States, our therapeutic candidates are regulated by the FDA as biological products and we intend to seek approval for these therapeutic candidates pursuant to the BLA pathway. The BPCIA created an abbreviated pathway for the FDA approval of biosimilar biological products based on a previously licensed innovator, or reference, biological product. Under the BPCIA, an application for a biosimilar biological product cannot be approved by the FDA until 12 years after the original reference biological product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our therapeutic candidates.
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
The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations, including in Europe and China, governing the protection of personal and confidential information of our clinical subjects, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and CCPA), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators, and the privacy regulatory area is in constant flux. The state of California, for example, has adopted the CCPA, which went into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for residents of the State of California, imposing special rules on the collection of personal information from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In November of 2020, California voters approved the CPRA, which will take full effect in January of 2023. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply, and additional harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which will be enacting new regulations and will have expanded enforcement authority. Virginia and Colorado enacted similar data protection laws in 2021, and other U.S. states have proposals under consideration, increasing the regulatory compliance risk.
In the European Union, or EU, the GDPR, which came into effect on May 25, 2018, could increase our burden of regulatory compliance. The GDPR implements more stringent operational requirements for processors and controllers of personal data, including, for example, requiring expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained either valid consent or have another legal basis in place to justify their data processing activities. The GDPR further provides that EU member states may make their own additional laws and regulations in relation to certain data processing activities, which could further limit our ability to use and share personal data and could require localized changes to our operating model. Under the GDPR, fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be assessed for noncompliance, which significantly increases our potential financial exposure for non-compliance.

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
Our partnerships in China and our CRO relationships in Hong Kong may expose us to new and stringent Chinese data security laws. The Data Security Law of the People’s Republic of China, or the PRC Data Security Law, took effect on September 1, 2021. The PRC Data Security Law requires data processing, which includes the collection, storage, use, processing, transmission, provision and publication of data, to be conducted in a legitimate and proper manner. Moreover, the PRC Data Security Law provides a national security review procedure for those data processing activities which affect or may affect national security and imposes export restrictions on certain data and information. In addition, the PRC Data Security Law also provides that any organization or individual within the territory of the PRC shall not provide any foreign judicial body and law enforcement body with any data stored in the territory of the PRC without the approval of the competent PRC governmental authorities.

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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
Our future growth may depend, in part, on our ability to develop and commercialize our therapeutic candidates, if approved, in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our therapeutic candidates before we receive marketing approval from the applicable regulatory authority in that foreign market, and we may never receive such marketing approval for any of our therapeutic candidates. To obtain separate marketing approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our therapeutic candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our therapeutic candidates and ultimately commercialize our therapeutic candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries. We may need to rely on third parties to market, distribute and sell our products in foreign markets.
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
As of December 31, 2021, our executive officers, directors and holders of more than 5% of our capital stock beneficially owned approximately 46.1% of our shares of common stock outstanding. Accordingly, this group of stockholders will continue to have significant control over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
As of December 31, 2021, we had 38,991,307 shares of common stock outstanding. In order to raise additional capital, we may sell shares of common stock under our Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. As of December 31, 2021, shares of common stock with an aggregate offering price of $41.4 million have been sold through our Sales Agent pursuant to the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement will be made under our $400.0 million Shelf Registration on Form S-3ASR, which became automatically effective upon filing on September 3, 2021. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of then outstanding options or warrants, or the perception that such sales may occur, could adversely affect the market price of our common stock.
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
The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures.
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
We lost our status as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act and effective December 31, 2021, became a “large accelerated filer,” as defined in the Exchange Act. As a result, our independent registered public accounting firm is now required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
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
Our amended and restated certificate of incorporation requires, unless we otherwise consent, that the Chancery Court will, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law (subject to the Chancery Court having personal jurisdiction over the indispensable parties named as defendants): (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers and employees to us or our stockholders, (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or employees of the Company, arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Chancery Court, or (vi) any action or proceeding asserting a claim against us, or our directors, officers or employees, governed by the internal affairs doctrine. If the Chancery Court does not have jurisdiction for these actions or proceedings, then the actions or proceedings must be brought in a state court located in the State of Delaware. If these state courts also do not have jurisdiction, these actions or proceedings must be brought in the District Court of Delaware. These limitations in our amended and restated certificate of incorporation will not apply to actions brought to enforce a duty or liability created by the Securities Act, the Exchange Act or to any claim for which the federal courts have exclusive jurisdiction. However, our amended and restated certificate of incorporation also provides that, unless we otherwise consent in writing, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. In addition, any person holding, owning or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our amended and restated certificate of incorporation. These Delaware and federal court choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the Chancery Court or the District Court of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the jurisdiction. The Chancery Court or the District Court of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs, which could have a material adverse effect on our business, financial condition or results of operations.
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

Item 1B. Unresolved Staff Comments.
None.
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
Holders of Common Stock
As of February 21, 2022, we had 39,025,644 outstanding shares of common stock and approximately 120 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this Annual Report for information about our equity compensation plans which is incorporated by reference herein.
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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank deposits and money market funds. Through December 31, 2021, we have used a portion of the net proceeds from our IPO for research and development of our programs and for general corporate purposes. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the section of this Annual Report titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biotechnology company with a pipeline of novel biologic therapeutic candidates, developed using our protein engineering expertise and proprietary sdAb platform. Our sdAb platform allows us to pursue validated targets with clinical promise, but where other antibody and biologic based approaches have failed. Highly modular, our sdAbs can be combined with precise valencies and multiple specificities, creating therapeutic candidates designed to be capable of enhanced cell signaling, conditional activation or combined synergistic functions.
We currently have four programs in ongoing clinical trials. Three of these programs are for the treatment of various cancers, and one for the treatment of AATD. INBRX-101 is an optimized, recombinant AAT augmentation therapy candidate for AATD. In October 2021, we announced interim results from the Phase 1 clinical trial. The data from the SAD cohorts revealed the potential to achieve normal AAT levels with monthly dosing and also showed a favorable safety and tolerability profile with no drug-related severe or serious adverse events at doses up to and including 120 mg/kg single dose and 80 mg/kg multi-dose administered intravenously.
Our most advanced therapeutic candidate, INBRX-109, is a tetravalent DR5 agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, mesothelioma and pancreatic adenocarcinoma. We submitted an amended Investigational New Drug Application, or IND, to the FDA for INBRX-109 in April 2021 and initiated a potentially registration-enabling trial evaluating INBRX-109 in patients diagnosed with conventional chondrosarcoma in June 2021. INBRX-106 is a hexavalent OX40 agonist, currently being investigated as a single agent and in combination with Keytruda, a PD-1 blocking checkpoint inhibitor, in patients with locally advanced or metastatic solid tumors. Both of the INBRX-109 and INBRX-106 programs are designed to achieve target agonism through precise control of therapeutic valency. INBRX-105 is a conditional 4-1BB agonist that is currently being investigated as a single agent and in combination with Keytruda in patients with locally advanced or metastatic solid tumors. We anticipate additional data releases from all four of our clinical programs over the next year.

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

__________________
*    Commercialization and development rights outside of the United States and Canada, subject to an option agreement with Chiesi
**    Third party partnership with Transcenta, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.
***    Third party partnership with Elpiscience, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.

Liquidity and Capital Resources
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
Other sources of capital raised to fund our operations have been comprised of the sale of equity securities, payments received from commercial partners for licensing rights to our therapeutic candidates under development and grants, the 2020 Loan Agreement with Oxford, including $10.0 million of gross proceeds borrowed in July 2020, and proceeds from the sale and issuance of convertible promissory notes in May 2019 and April 2020, or the 2019 Note and the 2020 Notes, respectively. In November 2020 and June 2021, we amended the 2020 Loan Agreement which provided for two additional tranches of term loans, including $20.0 million of gross proceeds received in November 2020, and an additional $40.0 million of gross proceeds in June 2021. In February 2022, we further amended the 2020 Loan Agreement which provided for four additional tranches of term loans, including $40.0 million of gross proceeds received in February 2022, with an additional $90.0 million to be funded in three future tranches.
In September 2021, we entered into the Sales Agreement, with the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of our common stock made pursuant to the Sales Agreement will be made under our $400.0 million Shelf Registration on Form S-3ASR, which became automatically effective upon filing on September 3, 2021. As of December 31, 2021, we have sold 921,042 shares of common stock under the Sales Agreement for net proceeds of $40.2 million, after deducting commissions.
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
Our net loss for the years ended December 31, 2021 and 2020 was $81.8 million and $76.1 million, respectively. As of December 31, 2021, we had an accumulated deficit of $227.1 million and cash and cash equivalents of $131.3 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date these consolidated financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
The process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses to increase as we continue our development of, and seek marketing approvals for, our therapeutic candidates (especially as we move more candidates from preclinical to clinical development as well as study candidates in later stages of clinical development), and begin to commercialize any approved products, if ever. If we elect to proceed with the commercialization of any of our product candidates, we would incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We also expect our general and administrative expenses and losses to increase as we hire additional personnel and incur increased accounting, audit, legal, regulatory, and compliance costs, and as we incur increased costs from investor and public relations expenses associated with operating as a public company.
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
•whether and when we are able to obtain marketing approval to market any of our therapeutic candidates;
•our ability to successfully commercialize any therapeutic candidates that receive marketing approval;
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
Commitments
Our material cash requirements from known contractual and other obligations primarily relate to our lease obligations, debt, and services provided by our CROs and CDMOs.
We have two leases for our laboratory and office space, which expire in 2025, with an option to extend an additional five years. As of December 31, 2021, we have future minimum rental obligations under these leases of $7.7 million, of which $2.2 million and $5.5 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 10 to the consolidated financial statements.
Under the Amended 2020 Loan Agreement, we are required to make only interest payments through 2024, with all principal payments and final fee payments beginning in 2025. As of December 31, 2021, we have an obligation of $96.1 million of long-term debt, including interest, of which $5.7 million and $90.4 million are current and non-current, respectively. For more information regarding the 2020 Loan Agreement, refer to Note 3 to the consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $7.4 million in our consolidated balance sheets for expenditures incurred by CROs and CDMOs as of December 31, 2021.
While these contracts are generally cancellable, some may contain specific activities that involve one or more non-cancellable commitments, including minimum purchase commitments, binding annual forecasts, and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of December 31, 2021, the non-cancellable portion of these contracts total in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date, approximately $2.4 million.

License and Collaboration Agreements
Celgene Agreement
On July 1, 2013, we entered into the Celgene Agreement, pursuant to which we granted Celgene the Celgene Licensed Intellectual Property. Per the terms of the Celgene Agreement, Celgene is operationally and financially responsible for the development, manufacturing and commercialization activities of Celgene Licensed Intellectual Property and any additional related antibodies covered by the Celgene Agreement.
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
2seventy bio Agreements
On December 20, 2018, we entered into an exclusive license agreement with bluebird to research, develop and commercialize CAR T-cell therapies using our proprietary sdAb platform. In November 2021, bluebird assigned the 2018 2seventy Agreement to its affiliate 2seventy, in connection with an internal restructuring and subsequent spin-out of 2seventy. Under the terms of this license agreement, we will provide 2seventy the exclusive worldwide rights to develop, manufacture and commercialize certain cell therapy products containing sdAbs directed to various cancer targets. In January 2019, we received a $7.0 million payment and pursuant to the license agreement, we are entitled to receive developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single digits. In August 2021, we received a $2.0 million milestone payment under this agreement.
On June 9, 2020, we entered into the 2020 2seventy Agreement, was also assigned to 2seventy in November 2021 in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy. We received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and we are entitled to an upfront option fee for each additional program. We also granted an option in which 2seventy may acquire an exclusive license with respect to all binders and cell therapy products developed under the 2020 2seventy Agreement, which entitles us to additional fees upon exercise of the option. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits.
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
Chiesi
In May 2019, we entered into the Chiesi Option Agreement. Under this agreement, we granted to Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada. Under the terms of the Chiesi Option Agreement, we received a one-time, non-refundable option initiation payment of $10.0 million in August 2019. Pursuant to the Chiesi Option Agreement, we are performing research and development services for Chiesi during the option period, which will continue (unless the Chiesi Option Agreement is terminated earlier by the Chiesi or the Company) until 60 days following the last to occur of (i) the Company’s delivery to Chiesi of the trial phase data for the first Phase I Clinical Trial, (ii) the Company’s delivery to Chiesi of the finalized minutes from the definitive FDA scientific advice meeting conducted following completion of such Phase I Clinical Trial, and (iii) the Company’s delivery to Chiesi of the finalized minutes from the definitive parallel EMA-HTA scientific advice meeting conducted following completion of such Phase I Clinical Trial.

If Chiesi chooses to exercise its option under the Chiesi Option Agreement, we will receive a one-time, non-refundable fee of $12.5 million upon the effective date of the definitive agreement granting Chiesi the exclusive license. If the option is exercised, under the license agreement, we may be entitled to receive specified milestone payments of up to $122.5 million, as well as royalties on future product sales.
Other Collaboration Agreements
In addition to these contracts, we have entered into strategic collaborations with other third parties, including Phylaxis BioScience, LLC, or Phylaxis, Transcenta, and Elpiscience. For more information regarding these agreements, refer to Note 7 to the consolidated financial statements.
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

Results of Operations
Comparison of Years Ended December 31, 2021 and 2020
The following table summarizes our consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	($)	(%)
Revenue:
License fee revenue	$7,125	$12,808	$(5,683)	(44)%
Grant revenue	106	80	26	33%
Total revenue	7,231	12,888	(5,657)	(44)%
Operating expenses:
Research and development	71,440	73,495	(2,055)	(3)%
General and administrative	12,355	6,836	5,519	81%
Total operating expenses	83,795	80,331	3,464	4%
Loss from operations	(76,564)	(67,443)	(9,121)	14%
Other income (expense):
Interest expense, net	(5,216)	(10,816)	5,600	(52)%
Other income (expense), net	14	(2)	16	(800)%
Change in fair value of warrant liabilities	—	(24)	24	(100)%
Change in fair value of derivative liabilities	—	2,651	(2,651)	(100)%
Total other expense	(5,202)	(8,191)	2,989	(36)%
Provision for income taxes	2	3	(1)	(33)%
Loss on equity method investment	—	487	(487)	(100)%
Net loss	$(81,768)	$(76,124)	$(5,644)	7%
License Fee Revenue
License fee revenue decreased by $5.7 million to $7.1 million during the year ended December 31, 2021 from $12.8 million during the year ended December 31, 2020.
During the year ended December 31, 2021, we recognized $2.0 million upon the achievement of a milestone under our 2018 2seventy Agreement. Additionally, we recognized an additional $0.1 million and $2.1 million upon the extension of an option and the exercise of an option, respectively, under our 2020 2seventy Agreement. In addition, approximately $2.4 million of license fee revenue recognized was related to our agreements with Phylaxis, while approximately $0.5 million of license fee revenue recognized was related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi.
During the year ended December 31, 2020, $7.4 million of license fee revenue earned was related to our option agreement with Chiesi. Additionally, we achieved a milestone under our agreement with Elpiscience and recognized $2.0 million of revenue related to this agreement. Additionally, we recognized $2.0 million of revenue under our agreements with Phylaxis, $0.4 million under our 2020 2seventy Agreement, and another $1.1 million related to other license revenue from non-affiliates.
Grant Revenue
Grant revenue remained consistent, with $0.1 million of revenue earned during each of the years ended December 31, 2021 and 2020. Grant revenue during the year ended December 31, 2021 consisted of revenue earned under our grant with the Department of Defense, or DoD, which was awarded in February 2021. Grant revenue during the year ended December 31, 2020 consisted of revenue earned under our prior grant with the DoD, which was awarded in September 2018 and concluded in September 2020.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	YEAR ENDED DECEMBER 31,		CHANGE
	2021	2020	($)	(%)
External expenses:
Clinical trials	$20,282	$9,015	$11,267	125%
Contract manufacturing	4,912	33,214	(28,302)	(85)%
Preclinical studies	4,662	2,802	1,860	66%
Other external research and development	3,267	3,145	122	4%
Internal expenses:
Personnel	28,126	16,655	11,471	69%
Equipment, depreciation, and facility	5,533	4,905	628	13%
Other internal research and development	4,658	3,759	899	24%
Total research and development expenses	$71,440	$73,495	$(2,055)	(3)%
Research and development expense decreased by $2.1 million to $71.4 million during the year ended December 31, 2021 from $73.5 million during the year ended December 31, 2020. The overall decrease in research and development expense was primarily due to the following factors:
•clinical trial expense increased by $11.3 million, which was primarily attributable to increased CRO costs from the progression of our Phase 1 trials and initiation of our Phase 2 trial;
•contract manufacturing expense decreased by $28.3 million, which was primarily attributable to the timing of work performed by our CDMO partners for the formulation and manufacturing of our INBRX-101 and INBRX-109 therapeutic candidates during the year ended December 31, 2020;
•preclinical expense increased by $1.9 million, which was primarily attributable to the initiation of additional preclinical studies;
•personnel-related expense increased by $11.5 million, which was primarily attributable to an overall increase in our headcount, certain salary adjustments, and the issuance of additional stock options;
•facilities expense increased by $0.6 million, which was primarily attributable to an increase in depreciable equipment and an increase in repairs and maintenance expenses; and
•other research and development expenses increased by $1.0 million which was primarily attributable to an increase in the purchase of lab supplies in relation to our increased preclinical lab activity.
G&A Expense
G&A expense increased by $5.6 million to $12.4 million during the year ended December 31, 2021 from $6.8 million during the year ended December 31, 2020. Personnel-related expenses increased by $3.7 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, due to increased headcount during the period, as well as certain salary adjustments, and additional stock-based compensation expense from the issuance of stock options. We also incurred an increase of $1.0 million during the year ended December 31, 2021 in legal fees related to patents as a result of the Company’s expanding intellectual property portfolio and an increase of $0.2 million of other legal fees during the year ended December 31, 2021. Additionally, the Company incurred an increase in other costs of approximately $0.5 million during the year ended December 31, 2021 associated with expenses of operating as a public company following our IPO in August 2020.
Other Income (Expense)
Interest expense, net. Interest expense, net, decreased by $5.6 million to $5.2 million for the year ended December 31, 2021 from $10.8 million for the year ended December 31, 2020.

During the year ended December 31, 2021, we incurred $5.4 million of interest related to interest paid and the amortization of debt discounts related to the Amended 2020 Loan Agreement with Oxford. Interest expense was offset in part by $0.2 million of interest income.
During the year ended December 31, 2020, $7.8 million of the total interest expense was related to accrual of interest and amortization of debt discounts on the 2019 Note and the 2020 Notes through their conversion date, in addition to $2.2 million of debt discounts on the 2019 Note and the 2020 Notes accelerated upon the conversion in August 2020. During the year ended December 31, 2020, $0.9 million of the total interest expense was related to the Amended 2020 Loan Agreement with Oxford.
Change in fair value of warrant liabilities. During the year ended December 31, 2021, we recorded no gain or loss related to the change in fair value of warrant liabilities since they no longer existed and were reclassified into equity prior to the beginning of the period. During the year ended December 31, 2020, we recognized a loss on fair value of warrant liabilities of approximately $24,000 upon the remeasurement and reclassification of the warrants into equity following our IPO.
Change in fair value of derivative liabilities. During the year ended December 31, 2021, we recorded no gain or loss related to the change in fair value of derivative liabilities since they were already extinguished at the beginning of the period. During the year ended December 31, 2020, we recognized a gain of approximately $2.7 million related to the change in fair value of derivative liabilities upon the revaluation of the derivative to zero during the period.
Income Taxes
Income tax expense remained consistent with approximately $2,000 and $3,000 during the years ended December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, we have applied a 100% valuation allowance against our federal deferred tax assets since it is more likely than not that the deferred tax assets will not be realized.
Loss on Equity Method Investment
During the year ended December 31, 2021, we recorded no loss on our equity method investment since it was already written down to zero prior to the beginning of the period.
During the third quarter of 2020, we entered into a joint venture with an entity affiliated with ArrowMark Partners, Phylaxis, and received a 10% equity interest in the company. Upon receipt of the equity interest, we established an equity method investment at fair value. The loss on equity method investment during the year ended December 31, 2020 of $0.5 million consists of our share of losses from our investment in Phylaxis, which reduced our equity investment to zero.
Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020

Net cash used in operating activities	$(80,323)	$(47,968)
Net cash used in investing activities	(809)	(1,364)
Net cash provided by financing activities	83,769	166,456
Net increase in cash	$2,637	$117,124
Operating Activities
Net cash used in operating activities was $80.3 million during the year ended December 31, 2021 and consisted primarily of a net loss of $81.8 million, adjusted for non-cash items including stock-based compensation expense of $15.0 million, accretion on our debt discount and the non-cash portion of interest expense related to our debt of $1.2 million, depreciation and amortization of $1.2 million, and non-cash lease expense of $1.5 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to increases in prepaid expenses of $4.0 million and other non-current assets of $1.6 million, as well as decreases in accounts payable of $4.6 million and in accrued expenses of $3.7 million, which are due to the timing of clinical and development activities which were paid during the year. Additionally, the operating lease liability decreased by $1.5 million as a result of lease payments made throughout the year. In addition, deferred revenue decreased by $1.7 million following the recognition of $0.5 million of previously deferred revenue related to our option agreement with Chiesi and $2.4 million of previously deferred revenue related to our agreements with Phylaxis, offset in part by the receipt of $1.25 million of additional deferred revenue under our Phylaxis agreements.
Net cash used in operating activities was $48.0 million during the year ended December 31, 2020 and consisted primarily of a net loss of $76.1 million, adjusted for non-cash items such as accretion on our debt discount and the non-cash portion of interest expense related to our debt of $10.2 million, stock-based compensation expense of $5.0 million, depreciation and amortization of $1.0 million, non-cash lease expense of $1.4 million, change in fair value of derivative liabilities of $2.7 million, and a loss on equity method investments of $0.5 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to increases in accounts payable of $10.4 million and to accrued expenses and other current liabilities of $8.5 million due to an overall higher volume of clinical and development activities, and a decrease in prepaid expenses of $0.7 million. These were offset in part by a decrease in operating lease liability of $1.3 million and a decrease in deferred revenue of $5.6 million as a result of the recognition of $7.4 million of previously deferred revenue related to our option agreement with Chiesi and the addition of $2.3 million of deferred revenue related to our agreements with Phylaxis, adjusted for $0.5 million of non-cash deferred revenue related to the equity interest in Phylaxis.
Investing Activities
Net cash used in investing activities was $0.8 million and $1.4 million during the years ended December 31, 2021 and 2020, respectively, and was related to capital purchases, including laboratory equipment and leasehold improvements for our facility in La Jolla, California.
Financing Activities
Net cash provided by financing activities was $83.8 million during the year ended December 31, 2021 and consisted primarily of net proceeds of $40.0 million from the Amended 2020 Loan Agreement and proceeds from our ATM offering of $40.2 million, offset in part by the payment of costs associated with the ATM offering of $0.4 million. In addition, we received proceeds of $4.0 million from the exercise of stock options.
Net cash provided by financing activities was $166.5 million for the year ended December 31, 2020 and consisted primarily of the gross proceeds of $136.9 million from our IPO, offset in part by $11.0 million of costs associated with the offering, gross proceeds of $15.0 million from the sale and issuance of the 2020 Notes, and net proceeds of $29.9 million from the Amended 2020 Loan Agreement, consisting of $30.0 million in principal, net of $0.1 million in lender fees, further offset in part by $0.8 million of costs associated with the debt issuance. These proceeds were offset in part by the repayment of $3.6 million of principal and final payments on our previous loan and security agreement, as amended, or the 2015 Loan Agreement. During 2020, we also received $1.9 million in borrowings from the Paycheck Protection Program, or PPP Loan, which was subsequently repaid in full with principal payments of $1.9 million.
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
Revenue Recognition
We generate revenue from our collaboration and licensing agreements with partners, as well as from grants. Billings to customers or payments received from customers are included in deferred revenue on the balance sheet until all revenue recognition criteria are met.
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
As of December 31, 2021, all collaboration and license revenue was within the scope of ASC Topic 808 and/or ASC Topic 606 and recognized accordingly.
See Note 7 to our consolidated financial statements included elsewhere in this Annual Report for additional information on our collaboration and license agreements.
Research and Development and Clinical Trial Accruals
Research and development costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf, pursuant to development and consulting agreements in place. Clinical trial costs, including costs associated with third-party contractors, are a significant component of research and development expense. We expense research and development costs based on work performed. In determining the amount to expense, management relies on estimates of total costs based on contract components completed, the enrollment of subjects, the completion of trials and other events. If applicable, costs incurred related to the purchase of in-process research and development for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred. Costs incurred related to the licensing of products that have not yet received marketing approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.
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
Changes in these assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for information regarding certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the periods discussed.
Recent Accounting Pronouncements
For information with respect to recently issued accounting standards and the impact of these standards, if any, on our consolidated financial statements, refer to Note 1 in our consolidated financial statements in Part II, Item 8 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Inhibrx, Inc.
La Jolla, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Inhibrx, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Clinical Trial Accruals
As described in Note 1 to the consolidated financial statements, the Company recognizes costs incurred for preclinical studies, clinical trials and manufacturing activities as research and development expenses based on its evaluation of its vendors’ progress toward completion of specific tasks. When payment terms under the related contracts do not align with the pattern of costs incurred, the Company is required to estimate the outstanding obligations as of period end. When evaluating the adequacy of the accrued clinical trial liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs, which can involve significant judgments, estimates and specialized knowledge. As of December 31, 2021, the Company recorded $4.5 million in clinical trial accruals.
We identified clinical trial accruals as a critical audit matter due to the application of significant management judgment over the estimate of services provided as of year-end. Specifically, evaluating the progress or stage of completion of the clinical trial activities under the Company’s research and development agreements is sensitive to the availability of information from third-party service providers and internal clinical personnel. Additionally, due to the duration of clinical-related development activities, the estimate of the clinical trial progress and the level of effort expended requires judgment based on the nature, amounts, status, and estimated progress of each key activity. Auditing these elements involved especially subjective auditor judgment due to the nature of the audit evidence available to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Reviewing the Company’s contractual agreements with third parties and any change orders to assess the impact to the amounts recorded including changes in scope and timing.
•Testing clinical accrual cutoff and evaluating the completeness of clinical accruals by comparing invoices received by the Company subsequent to December 31, 2021 to the amounts recognized by the Company as of that date and evaluating the Company’s documentation of trial progress and status, including consideration of measures such as patient enrollment and milestones achieved.
•Testing clinical accrual for completeness and accuracy by confirming amounts due at December 31, 2021 directly with clinical research organizations (“CROs”) including total expenses incurred for all services provided by the CRO during 2021, and by evaluating publicly available information (such as press releases, investor presentations and public databases that track clinical trials) and board of directors’ materials regarding the status of clinical trials and inquiring of clinical staff outside of finance to gain an understanding of the status of significant on-going clinical trials.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2018.
San Diego, California
February 28, 2022

Inhibrx, Inc.
Consolidated Balance Sheets
(In thousands, except share data and par value)

	AS OF DECEMBER 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$131,301	$128,664
Accounts receivable	373	82
Receivables from related parties	505	533
Prepaid expenses and other current assets	6,933	2,893
Total current assets	139,112	132,172
Property and equipment, net	3,153	3,492
Right-of-use asset	6,338	7,831
Other non-current assets	1,847	245
Total assets	$150,450	$143,740
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,125	$13,458
Accrued expenses	9,621	13,357
Current portion of deferred revenue	2,034	3,081
Current portion of lease liability	1,674	1,503
Total current liabilities	22,454	31,399
Long-term debt, net of current portion and including final payment fee	70,470	29,244
Non-current portion of lease liability	5,033	6,707
Non-current portion of deferred revenue	110	737
Other non-current liabilities	—	180
Total liabilities	98,067	68,267
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized and no shares outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value, 120,000,000 shares authorized as of December 31, 2021 and 2020; 38,991,307 and 37,712,390 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in-capital	279,526	220,848
Accumulated deficit	(227,147)	(145,379)
Total stockholders’ equity	52,383	75,473
Total liabilities, convertible preferred stock and stockholders’ equity	$150,450	$143,740
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	YEAR ENDED DECEMBER 31,
	2021	2020

Revenue:
License fee revenue	$7,125	$12,808
Grant revenue	106	80
Total revenue	7,231	12,888
Operating expenses:
Research and development	71,440	73,495
General and administrative	12,355	6,836
Total operating expenses	83,795	80,331
Loss from operations	(76,564)	(67,443)
Other income (expense):
Interest expense, net	(5,216)	(10,816)
Other income (expense), net	14	(2)
Change in fair value of warrant liabilities	—	(24)
Change in fair value of derivative liabilities	—	2,651
Total other expense	(5,202)	(8,191)
Loss before provision for income taxes	(81,766)	(75,634)
Provision for income taxes	2	3
Loss on equity method investment	—	487
Net loss	$(81,768)	$(76,124)
Net loss per share, basic and diluted	$(2.15)	$(3.01)
Weighted-average shares of common stock outstanding, basic and diluted	38,010	25,261
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Convertible Preferred Stock (Shares)	Convertible Preferred Stock (Amount)	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2019	12,534	$59,507	18,154	$2	$(24,316)	$(69,255)	$(93,569)
Stock-based compensation expense	—	—	—	—	5,023	—	5,023
2020 Notes - beneficial conversion feature	—	—	—	—	2,656	—	2,656
Issuance of shares upon exercise of stock options	—	—	2	—	27	—	27
Issuance of shares in IPO, net of issuance costs	—	—	8,050	1	125,859	—	125,860
Issuance of shares in conversion of preferred shares	(12,534)	(59,507)	7,211	1	59,506	—	59,507
Issuance of shares in conversion of the 2019 Note and the 2020 Notes	—	—	4,295	—	59,393	—	59,393
Reversal of unamortized BCF on the 2019 Note	—	—	—	—	(5,332)	—	(5,332)
Reversal of unamortized BCF on the 2020 Notes	—	—	—	—	(2,107)	—	(2,107)
Reclassification of warrant liabilities into equity	—	—	—	—	139	—	139
Net loss	—	—	—	—	—	(76,124)	(76,124)
Balance as of December 31, 2020	—	$—	37,712	$4	$220,848	$(145,379)	$75,473
Stock-based compensation expense	—	—	—	—	15,048	—	15,048
Issuance of shares upon exercise of stock options	—	—	358	—	3,956	—	3,956
Issuance of shares, net of issuance costs	—	—	921	—	39,674	—	39,674
Net loss	—	—	—	—	—	(81,768)	(81,768)
Balance as of December 31, 2021	—	$—	38,991	$4	$279,526	$(227,147)	$52,383
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	YEAR ENDED DECEMBER 31,
	2021	2020

Cash flows from operating activities
Net loss	$(81,768)	$(76,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,195	1,019
Accretion of debt discount and non-cash interest expense	1,234	10,189
Stock-based compensation expense	15,048	5,023
Non-cash lease expense	1,493	1,374
Gain on disposal of fixed assets	(9)	—
Change in fair value of derivative liabilities	—	(2,651)
Change in fair value of warrant liabilities	—	24
Loss from equity method investment	—	487
Changes in operating assets and liabilities:
Accounts receivable	(167)	117
Receivables from related parties	28	(294)
Prepaid expenses and other current assets	(4,040)	690
Other non-current assets	(1,602)	—
Accounts payable	(4,642)	10,426
Accrued expenses and other current liabilities	(3,736)	8,525
Operating lease liability	(1,503)	(1,345)
Deferred revenue, current portion	(1,047)	(5,345)
Deferred revenue, non-current portion	(627)	(263)
Other non-current liabilities	(180)	180
Net cash used in operating activities	(80,323)	(47,968)
Cash flows from investing activities
Purchase of fixed assets	(864)	(1,364)
Proceeds from the sale of fixed assets	55	—
Net cash used in investing activities	(809)	(1,364)
Cash flows from financing activities
Proceeds from ATM offering	40,203	—
Costs associated with ATM offering	(382)	—
Proceeds from the issuance of debt	39,992	29,938
Payment of fees associated with debt	—	(786)
Proceeds from exercise of stock options	3,956	27
Proceeds from initial public offering, gross	—	136,850
Costs associated with initial public offering	—	(10,990)
Proceeds from the issuance of convertible notes	—	15,000
Repayment of principal on debt	—	(2,183)
Final payment on debt	—	(1,400)

Proceeds from the Paycheck Protection Program loan	—	1,875
Repayment of principal on the Paycheck Protection Program loan	—	(1,875)
Net cash provided by financing activities	83,769	166,456
Net increase in cash	2,637	117,124
Cash and cash equivalents at beginning of period	128,664	11,540
Cash and cash equivalents at end of period	$131,301	$128,664

Supplemental disclosure of cash flow information
Cash paid for interest	$3,889	$504
Cash paid for income taxes	$2	$3

Supplemental schedule of non-cash investing and financing activities
ATM offering costs included in accounts payable	$271	$—
ATM offering costs reimbursable in accounts receivable	$124	$—
Payable for purchase of fixed assets	$38	$83
Conversion of preferred stock to common stock	$—	$59,507
Conversion of the 2019 Note and the 2020 Notes to common stock	$—	$59,393
Debt discount arising from convertible note beneficial conversion features and reversal of beneficial conversion features	$—	$4,783
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,752
Derivative liabilities arising from the issuance of the 2019 Note and the 2020 Notes	$—	$735
Non-cash equity method investment	$—	$487
Reclassification of warrant liabilities to equity	$—	$139
Warrant liabilities issued to lender in conjunction with 2020 Loan Agreement	$—	$115
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx, Inc.
Notes to Consolidated Financial Statements
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Inhibrx, Inc., or the Company, or Inhibrx, is a clinical-stage biotechnology company focused on developing a broad pipeline of novel biologic therapeutic candidates. The Company combines target biology with protein engineering, technologies, and research and development to design therapeutic candidates. The Company’s current pipeline is focused on oncology and orphan diseases.
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, risks associated with preclinical studies, clinical trials and regulatory applications, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. The Company’s therapeutic candidates currently under development will require significant additional research and development efforts, including clinical and preclinical testing and marketing approval prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
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

Liquidity
As of December 31, 2021, the Company had an accumulated deficit of $227.1 million and cash and cash equivalents of $131.3 million. From its inception and through December 31, 2021, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations for at least 12 months from the date these consolidated financial statements are issued. The Company plans to finance its future cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements.
As discussed in Note 5, the Company entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent, or the ATM Offering. As of December 31, 2021, 921,042 shares have been sold pursuant to the Sales Agreement for net proceeds of $40.2 million, after deducting commissions.
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
The U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.
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
The CARES Act also permits employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% was required to be paid by December 31, 2021 and the remaining 50% is required to be paid by December 31, 2022. The Company began deferring payment of the employer share of social security taxes in April 2020 and deferred a total of $0.4 million of such taxes during the period. The Company paid $0.3 million of deferred taxes during December 2021. As of December 31, 2021, the Company has a remaining deferred payment of $0.1 million of such taxes which are classified as accrued expenses in the Company’s consolidated balance sheets.
The Company will continue to examine and evaluate any impacts the CARES Act and associated subsequent legislation may have on its business and taxes.
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The Company’s most significant estimates relate to evaluation of embedded derivative instruments and beneficial conversion features, or BCFs, within its previously issued and outstanding convertible notes, whether revenue recognition criteria have been met, accounting for development work and preclinical studies and clinical trials, determining the assumptions used in measuring stock-based compensation, the incremental borrowing rate estimated in relation to the Company’s operating lease, and valuation allowances for the Company’s deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The Company’s actual results may differ from these estimates under different assumptions or conditions.
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
The Company continually evaluates its accounts receivable for all outstanding third-party balances to determine the potential exposure to a concentration of credit risk. The Company’s major third-party contracting parties, some of which account for significant balances in both accounts receivable and revenue, are generally large, credit-worthy biotechnology companies and government bodies. The Company assesses the collectability of accounts receivable through a review of its current aging, as well as an analysis of its historical collection rate, general economic conditions, and credit status of these third parties. As of December 31, 2021 and 2020, all outstanding accounts receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.

The Company currently depends on third-party suppliers for key materials and services used in its research and development, as well as manufacturing processes, and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services. In August 2018, the Company entered into a strategic alliance with WuXi Biologics (Hong Kong), Limited, or WuXi Biologics, pursuant to which the Company agreed, for three years and subject to certain conditions, to exclusively use WuXi Biologics to manufacture its therapeutic candidates on a project-by-project basis. In August 2021, the exclusivity provisions of the Wuxi Agreement expired, and the Company may use manufacturers other than Wuxi to manufacture its therapeutic candidates. The Company does not control the manufacturing processes of the contract development and manufacturing organizations, or CDMOs, with whom it contracts, including WuXi Biologics, and is dependent on these third parties for the production of its therapeutic candidates in accordance with relevant regulations such as current Good Manufacturing Practices, or cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation.
Dividends
As of December 31, 2021, the Company has never declared or paid any dividends on its common stock.
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
Equity Method Investment
The Company uses the equity method of accounting for equity investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. As discussed in Note 7, the Company received an equity investment in the form of a 10% equity interest as consideration in a series of agreements with Phylaxis (as defined below), which is accounted for as an equity method investment. The Company's proportionate share of the net income or loss of these companies is included as loss in equity method investment in the consolidated statement of operations. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, legal form of the investee (e.g. limited liability corporation), participation in policy-making decisions, and material purchase and sale transactions. During the third quarter of 2020, the Company’s equity method investment was written down to zero as a result of the allocation of the Company’s share of losses of the investee. As of December 31, 2021 and 2020, the equity method investment remains at zero.
Derivative Liabilities
As discussed in Note 4, the convertible promissory note, or the 2019 Note, issued in May 2019 to DRAGSA 50 LLC, an entity affiliated with Viking Global Investors LP, or Viking, and the convertible promissory notes, or the 2020 Notes, issued in April 2020 to Viking and certain other investors contained embedded features that provided multiple settlement alternatives. Certain of these settlement features provided the noteholders with a right to a fixed number of the Company’s shares upon conversion of the note. Other settlement features provided the noteholders the right or the obligation to receive cash or a variable number of shares upon the completion of a capital raising transaction, change of control, qualified IPO (as defined in the 2019 Note and the 2020 Notes), or default of the Company. The Company evaluated each settlement alternative within the 2019 Note and the 2020 Notes under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 815-15, Embedded Derivatives and ASC Topic 815-40, Contracts in Entity’s Own Equity and determined certain of the settlement features would be accounted for as redemption features meeting the requirements for separate accounting as a single, compound derivative instrument.
This single, compound derivative instrument was accounted for as a liability at its estimated fair value as of the date of issuance, and then subsequently remeasured to fair value as of each balance sheet date, with the related remeasurement adjustment being recognized as a component of change in fair value of derivative liabilities in the consolidated statements of operations. During August 2020, the Company consummated its IPO, resulting in the conversion of the 2019 Note and the 2020 Notes into shares of the Company’s common stock. As of December 31, 2021 and 2020, the derivative liabilities no longer exist.
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
The 2019 Note and the 2020 Notes contained embedded derivative liabilities (see Note 4). The 2020 Loan Agreement contained warrant liabilities (see Note 3). Prior to the completion of the IPO in August 2020, these were classified within Level 3 of the hierarchy, since they were valued by using inputs that were unobservable in the market. Upon the consummation of the IPO in August 2020, the derivative liabilities and warrant liabilities no longer existed. As of December 31, 2021 and 2020, the Company had no financial liabilities measured at fair value.
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
The fair value of the Company’s derivative liabilities categorized in Level 3 of the fair value hierarchy during the year ended December 31, 2020 was determined, with the assistance of an independent third-party valuation specialist, using a lattice model. The valuation utilized unobservable inputs, including the discount rate, management’s assessment of the probability of various underlying events triggering the conversion of the Company’s 2019 Note and the 2020 Notes (as discussed in Note 4), such as an IPO, financing, or extraordinary event, and the current valuation of the Company determined with the assistance of an independent third-party valuation specialist. The warrant liabilities were valued using a Black-Scholes model upon issuance. As of December 31, 2020, the derivative liabilities no longer exist as a result of the conversion of the 2019 Note and the 2020 Notes upon the IPO. Additionally, as of December 31, 2020 the warrant liabilities have been reclassified into equity after the Oxford warrants became exercisable for common stock subsequent to the Company’s IPO.

There were no financial instruments measured at fair value during the year ended December 31, 2021.
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
Legal, accounting, and filing fees related directly to the Company’s IPO were capitalized as deferred offering costs to be offset against proceeds upon the consummation of the IPO within stockholders’ equity (deficit). In August 2020, the Company completed its IPO and offset $11.0 million of IPO costs against the proceeds. No deferred offering costs were capitalized on the Company’s consolidated balance sheets as of December 31, 2020.
Legal, accounting, and filing fees related directly to the Company’s Shelf Registration are capitalized as deferred offering costs. Deferred offering costs associated with the Shelf Registration are reclassified to additional paid-in capital when the Company completes offerings under the Shelf Registration. In November 2021, the Company completed an offering under the Shelf Registration and offset $1.7 million of offering costs against the proceeds.
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
Grant Revenue
The Company has been awarded grants from the Congressionally Directed Medical Research Program, or CDMRP, funded through the DoD. With respect to revenue derived from reimbursement of direct, out-of-pocket expenses for research and development costs associated with these grants, where the Company acts as a principal with discretion to choose suppliers, bears credit risk, and performs part of the services required in the transaction, the Company records revenue for the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.
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
Research and Development and Clinical Trial Accruals
Research and development costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on the Company’s behalf, pursuant to development and consulting agreements in place. The Company’s preclinical studies and clinical trials are performed internally, by third party contract research organizations, or CROs, and/or clinical investigators. The Company also engages with CDMOs, for clinical supplies and manufacturing scale-up activities related to its therapeutic candidates. Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each clinical trial and the work completed, and upon information obtained from the CROs and CDMOs. The Company’s estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CDMOs regarding the status and cost of the studies. Costs incurred related to the Company’s purchases of in-process research and development for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred. Costs incurred related to the licensing of products that have not yet received marketing approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.
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
For purposes of the diluted net loss per share calculation, warrants for purchase of common stock and stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two class method required for participating securities as the convertible preferred stock is considered a participating security. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the years ended December 31, 2021 and 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in thousands):

	AS OF DECEMBER 31,
	2021	2020

Outstanding stock options	4,064	2,525
Warrant to purchase common stock	7	7
	4,071	2,532

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
Adoption of New Accounting Pronouncements
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which addresses the accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The amendments clarify that: (a) an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method; and (b) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. The provisions of this guidance are to be applied prospectively upon their effective date. ASU 2020-01 was effective for fiscal years beginning after December 15, 2020, and interim periods within those years. Early adoption was permitted, but required simultaneous adoption of all provisions of this guidance. The Company adopted this guidance as of January 1, 2021, which did not result in a material impact on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. ASU 2019-12 also improves consistent application and simplification of other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for fiscal years beginning after December 15, 2020. The Company adopted this guidance as of January 1, 2021, which did not result in a material impact on its consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options, or Subtopic 470-20 and Derivatives and Hedging—Contracts in Entity’s Own Equity, or Subtopic 815-40: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for the issuance of convertible instruments by removing major separation models required under current GAAP. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share, or EPS, calculation in certain areas. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, beginning in fiscal years which begin after December 15, 2020, including interim periods within those fiscal years. The Company early adopted ASU 2020-06 under a modified retrospective approach as of January 1, 2021. As a result of the adoption, there was no impact on retained earnings or other components of equity or to earnings per share in the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Statements (Topic 362), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as available-for-sale debt securities. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company was a smaller reporting company at the determination date, and therefore the new standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 may have on its consolidated financial statements and related disclosures.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which intends to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods therein, and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2021-04 may have on its consolidated financial statements and related disclosures.
2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2021	2020

Outside research and development services	$6,343	$2,204
Other	590	689
Prepaid expense and other current assets	$6,933	$2,893
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2021	2020

Machinery and equipment	$6,286	$5,652
Leasehold improvements	441	441
Furniture and fixtures	514	507
Computer software	42	—
Construction in process	281	257
Total property and equipment	7,564	6,857
Less: accumulated depreciation and amortization	(4,411)	(3,365)
Property and equipment, net	$3,153	$3,492

Depreciation and amortization expense totaled $1.2 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively, and consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Research and development	$1,003	$836
General and administrative	192	183
Total depreciation and amortization expense	$1,195	$1,019
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2021	2020

Clinical research and development	$4,496	$970
Other outside research and development	2,893	10,559
Compensation expense	1,322	1,165
Professional fees	261	282
Other	649	381
Accrued expenses	$9,621	$13,357
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

As of December 31, 2021 the Company has $70.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The outstanding term loans will mature on November 1, 2025, or the Amended Maturity Date, and bear interest at a floating per annum rate equal to the greater of (1) 7.96% and (2) the sum of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (ii) 7.80%. The repayment schedule provides for interest-only payments until January 1, 2025. The interest-only period is followed by 11 months of equal payments of principal and interest. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. This final payment of $6.3 million is being accreted over the life of the Amended 2020 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loans in full prior to the Amended Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending upon the timing of the prepayment. All other terms of the original 2020 Loan Agreement remain outstanding.
The Company’s outstanding debt balance under the Amended 2020 Loan Agreement consisted of the following (in thousands).

	AS OF DECEMBER 31,
	2021	2020
Term A	$10,900	$10,900
Term B	21,800	21,800
Term C	43,600	—
Less: Debt discount	(5,830)	(3,456)
Total debt	70,470	29,244
Less: Current portion, including debt discount	—	—
Long-term debt, including debt discount	$70,470	$29,244
Through 2024, the Company is only required to make interest payments on the outstanding principal balance, with future principal payments and final fee payments beginning in 2025, as follows (in thousands):

AS OF DECEMBER 31, 2021
2021
2025	$76,300
Total future minimum payments	76,300
Less: unamortized debt discount	(5,830)
Total debt	$70,470
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
The Company’s obligations under the Amended 2020 Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets, other than its intellectual property. The Amended 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. Additionally, following the June 2021 Amendment, the Amended 2020 Loan Agreement requires a minimum cash balance of $20.0 million to be maintained in a collateral account. As of December 31, 2021, the Company is in compliance with all covenants under the Amended 2020 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the debt issuance in July 2020, the Company issued to Oxford warrants to purchase shares of the Company’s capital stock equal to 1.25% of the funded amount, or $125,000. Upon issuance, the warrants were exercisable for preferred stock and were classified as liabilities pursuant to Topic ASC 480 at their fair value of $0.12 million. Upon the consummation of the Company’s IPO in August 2020, the Company remeasured the warrants and determined a fair value of approximately $0.14 million. The change in fair value was recorded as a change in fair value of warrant liabilities within other income in the Company’s consolidated statements of operations during the year ended December 31, 2020. As of December 31, 2021 and 2020, the warrants are equity-classified and are exercisable for 7,354 shares of common stock of the Company at $17.00 per share.
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment. Interest expense was approximately $5.4 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively, as related to the Amended 2020 Loan Agreement. Interest expense was approximately $44,000 for the year ended December 31, 2020 as related to the Company’s previous loan and security agreement, as amended, or the 2015 Loan Agreement, with Oxford. The Company recorded no interest expense for the year ended December 31, 2021 related to the 2015 Loan Agreement since it was paid in full in March 2020.
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
The conversion of the 2019 Note and the 2020 Notes were evaluated for contingent BCFs under ASC Topic 470-20, Debt With Conversion and Other Options. See discussion of debt discount below for evaluation upon conversion.
Derivative Liabilities
The terms of the 2019 Note and the 2020 Notes contained alternative conversion options to the IPO upon the consummation of certain events, each of which had its own conversion prices and terms. The Company determined certain settlement features qualified as conversion features not meeting the requirements for separate accounting as embedded derivatives, while others qualified as redemption features meeting the requirements for separate accounting which were accounted for as derivative instruments.
Upon issuance of the 2019 Note and the 2020 Notes, the Company recorded derivative liabilities with corresponding debt discounts on the consolidated balance sheets at the estimated fair value of the bifurcated compound liabilities. The Company remeasured the fair value at each reporting period. Changes in the probability of each embedded redemption feature drove changes in the fair value of the derivative liabilities and had a corresponding impact on the Company’s net loss. During the second quarter of 2020, the fair value of the derivatives were determined to be zero based upon the expected conversion of the notes via an embedded conversion feature which did not meet the definition of a derivative. Upon conversion of the 2019 Note and the 2020 Notes in August 2020 upon completion of the Company’s IPO, the derivative liabilities were extinguished. No additional expense was recorded at extinguishment since the derivative liabilities had already been assessed to have zero value. During the year ended December 31, 2020, the Company recorded other income of $2.7 million related to changes in fair value of derivative liabilities in the consolidated statements of operations.
Debt Discount
Upon issuance of the 2019 Note and the 2020 Notes, the Company recorded debt discounts related to BCFs, as well as derivative liabilities and debt issuance costs. Prior to conversion, the debt discounts were amortized over the life of the notes. Amortization of the debt discount from inception of the 2019 Note until conversion of the 2019 Note and the 2020 Notes upon IPO was $8.7 million. At the time of conversion, the 2019 Note and the 2020 Notes had unamortized discounts of $6.9 million and $2.7 million, respectively.
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
No convertible preferred stock was authorized or issued as of December 31, 2021 or December 31, 2020.
Common Stock
In September 2021, the Company entered into the Sales Agreement with the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent, or the ATM Offering. Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. As of December 31, 2021, the Company has sold 921,042 shares under the ATM Offering for net proceeds of $40.2 million, after deducting commissions of $1.2 million. In connection with the ATM Offering, the Company incurred an additional $0.5 million of expenses which were offset against the proceeds of the offering.
Common Stock Warrants
As discussed in Note 3, the Company issued warrants to Oxford concurrently with the 2020 Loan Agreement. Upon the consummation of the Company’s IPO in August 2020, the warrants are exercisable for 7,354 shares of common stock of the Company at $17.00 per share. As of December 31, 2021, the warrants are equity-classified and reflected in additional paid-in-capital at $0.14 million. The fair value of the warrants was determined using the Black-Scholes model on the date of reclassification. No subsequent remeasurement is required for equity-classified warrants.
6. EQUITY COMPENSATION PLANS
Stock Incentive Plan
The Company’s share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of December 31, 2021, an aggregate of 4.5 million shares of common stock were reserved for issuance under the 2017 Plan, of which 0.1 million were available.
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
A summary of the Company’s stock option activity under its 2017 Plan for the year ended December 31, 2021 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2,525	$11.80
Granted	2,307	$32.00
Forfeited	(410)	$23.09
Exercised	(358)	$11.05
Outstanding as of December 31, 2021	4,064	$22.19	8.3	$87,303
Vested and exercisable as of December 31, 2021	1,253	$11.37	7.1	$40,468
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $7.5 million and $19,000, respectively. Aggregate intrinsic value of stock options exercised and outstanding is calculated using the fair value of common stock on the date of exercise and as of December 31, 2021, respectively.
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
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value for the years ended December 31, 2021 and 2020 were as follows.

	YEAR ENDED DECEMBER 31,
	2021	2020

Risk-free interest rate	0.71%	0.42%
Expected volatility	93.49%	97.72%
Expected dividend yield	—%	—%
Expected term	6.08	6.08
Weighted average fair value	$24.20	$10.82
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
Stock-based compensation expense for stock options consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Research and development	$11,830	$4,300
General and administrative	3,218	723
Total stock-based compensation expense	$15,048	$5,023
As of December 31, 2021, the Company had $47.0 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 3.04 years.

7. LICENSE AND GRANT REVENUES
The following table summarizes the total revenue recorded in the Company’s consolidated statements of operations (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020

License fee revenue from affiliates
Elpiscience Biopharmaceuticals, Inc.	$—	$2,000
Total license fee revenue from affiliates	—	2,000
License fee revenue from non-affiliates
2seventy bio, Inc.	4,200	400
Phylaxis BioScience, LLC	2,392	1,993
Chiesi Farmaceutici S.p.A.	533	7,365
Other license revenues from non-affiliates	—	1,050
Total license fee revenue from non-affiliates	7,125	10,808
Grant revenue
Congressionally Directed Medical Research Program	106	80
Total grant revenue	106	80
Total revenue	$7,231	$12,888
License and Collaboration Agreements
Elpiscience
In April 2018, the Company entered into a separate License Agreement, or the OX40 License Agreement, with Elpiscience Biopharmaceuticals, Inc., or Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. This license provides Elpiscience with the right to further advance the therapeutic candidate through clinical trials, as well as manufacture and commercialize it. It also requires the Company to provide Elpiscience with know-how and materials specific to INBRX-106, including process development and manufacturing data and information necessary to develop INBRX-106. In the OX40 License Agreement, the Company also agreed to negotiate an agreement to supply Elpiscience with INBRX-106 for its development in Mainland China, Hong Kong Macau and Taiwan. The Company is eligible to receive certain developmental and commercial milestones of up to an aggregate of $100.0 million, as well as percentage tiered royalties on future product sales with rates in the high single-digits. Due to the uncertainty in the achievement of the developmental and commercial milestones, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. This will be re-assessed at each reporting period.
In September 2020, the Company achieved a milestone under the contract for $2.0 million, which was received during September 2020. The Company recognized revenue of $2.0 million during the year ended December 31, 2020. No revenue was recognized related to this agreement during the year ended December 31, 2021.
2seventy bio, Inc.
2018 License Agreement
On December 20, 2018, the Company entered into a License Agreement with bluebird bio, Inc., or bluebird, whereby the Company granted bluebird the exclusive, worldwide rights to develop, manufacture, and commercialize certain cell therapy products containing binders. In November 2021, bluebird assigned the agreement, or the 2018 2seventy Agreement, to its affiliate, 2seventy bio, Inc., or 2seventy, in connection with an internal restructuring and subsequent spin-out of 2seventy. Under this agreement, the Company is entitled to receive specified development milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits. Due to the uncertainty in the achievement of the developmental milestones, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period.
In July 2021, a milestone event under the 2018 2seventy Agreement was achieved and the Company recognized $2.0 million of revenue at that point in time. The Company received the associated $2.0 million payment in August 2021. During the year ended December 31, 2021, the Company recognized a total of $2.0 million in revenue related to this agreement. During the year ended December 31, 2020, the Company recognized no revenue related to this agreement.
2020 Option and License Agreement
In June 2020, the Company entered into an Option and License Agreement with bluebird, pursuant to which the Company granted to bluebird exclusive worldwide development licenses to develop binders and cell therapy products containing single domain antibodies, or sdAbs, directed to specified targets, consisting of two initial programs and up to an additional 8 programs. The Company retains all rights to the specific sdAbs outside of the cell therapy field. This agreement, or the 2020 2seventy Agreement, was also assigned to 2seventy in November 2021 in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy.
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
In October 2021, pursuant to the option exercise terms in the 2020 2seventy Agreement, the Company received a $2.1 million option exercise fee for one of the initial programs and transferred an exclusive license for the program and recognized the $2.1 million of revenue related to this option exercise at the point in time in which the exclusive license was transferred.
During the years ended December 31, 2021 and 2020, the Company recognized $2.2 million and $0.4 million of revenue related to this agreement, respectively.
Phylaxis Agreements
In July 2020, the Company entered into a joint venture with an entity affiliated with ArrowMark Partners, Phylaxis BioScience, LLC, or Phylaxis. In connection with the joint venture, the Company entered into the following agreements: Contribution Agreement, License Agreement, Limited Liability Company Agreement, and Master Services Agreement, or collectively the Phylaxis Agreements, pursuant to which the Company licensed certain intellectual property and know-how to Phylaxis and agreed to provide services to develop certain compounds. Upon closing, the Company received a $2.5 million nonrefundable, upfront payment from Phylaxis under the Master Services Agreement, or the MSA. The Company has also received an additional $2.5 million, which was payable within 180 days from closing under the MSA, in two payments of $1.25 million each, received in October 2020 and January 2021. Upon closing, the Company received a 10% equity interest in Phylaxis as consideration for the contribution of the license of the Company’s intellectual property and know-how and is entitled to receive an additional 5% based on the achievement of certain milestones. Under the License Agreement, the Company is also entitled to specified development and commercialization milestone payments of up to an aggregate of $225.0 million and $175.0 million, respectively. The Company is also entitled to share in a percentage of the profits of Phylaxis under the Limited Liability Company Agreement.
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
During the years ended December 31, 2021 and 2020, the Company recognized $2.4 million and $2.0 million of revenue related to this performance obligation, respectively. As of December 31, 2021, the Company has $1.1 million of deferred revenue related to this agreement, all of which is classified as current. As of December 31, 2020, the Company had $1.6 million and $0.6 million of current and non-current deferred revenue related to this agreement, respectively.
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
The Company has identified one performance obligation as of the effective date of the Chiesi Option Agreement, which is to perform research and development services for Chiesi during the option period, which will continue (unless the Chiesi Option Agreement is terminated earlier by the Chiesi or the Company) until 60 days following the last to occur of (i) the Company’s delivery to Chiesi of the trial phase data for the first Phase I Clinical Trial, (ii) the

Company’s delivery to Chiesi of the finalized minutes from the definitive U.S. Food and Drug Administration, or FDA, scientific advice meeting conducted following completion of such Phase I Clinical Trial, and (iii) the Company’s delivery to Chiesi of the finalized minutes from the definitive parallel European Medicines Agency health technology assessment, or EMA-HTA, scientific advice meeting conducted following completion of such Phase I Clinical Trial. The Company has determined that the option to grant a license in the future is not a material right.
The $10.0 million upfront payment has been allocated to the single performance obligation. Revenue is recognized over time as services are performed during the option period, based on the Company’s effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period. During the years ended December 31, 2021 and 2020, the Company recognized $0.5 million and $7.4 million in revenue related to this agreement, respectively. As of December 31, 2021, the Company has $0.9 million and $0.1 million of current and non-current deferred revenue related to this agreement, respectively. As of December 31, 2020, the Company had $1.4 million and $0.1 million of current and non-current deferred revenue related to this agreement, respectively.
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
Due to the uncertainty in the achievement of the developmental and commercial milestones, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. This will be re-assessed at each reporting period. No revenue was recognized under this agreement during the years ended December 31, 2021 and 2020.
Government Grants
Grant revenue was recognized in accordance with the Company’s stated methodology discussed in Note 1.
CDMRP funded through the DoD
During September 2018, the Company was awarded a grant by the CDMRP funded through the DoD by the U.S. Army Medical Research Acquisition Activity in the amount of approximately $0.3 million for the continued development of multi-specific antibodies for the treatment against Acinetobacter baumannii infection by circumventing development of bacterial resistance, or the 2018 DoD grant. The work under this grant began in December 2018 and was completed in September 2020. In February 2021, the Company was awarded an additional grant from the DoD in the amount of approximately $0.3 million for the development of sdAb based therapeutics targeting SARS-CoV-2 Spike protein for the treatment of COVID-19, or the 2021 DoD grant. Work under the grant began in February 2021 and is expected to continue through February 2022.
Revenue from these grants is based upon internal and subcontractor costs incurred by the Company that are specifically covered by the grants, and where applicable, an additional facilities and administrative rate that provided funding for overhead expenses. Revenue is recognized when the Company incurs these covered expenses related to the grant’s continued progression. The Company submits requests for reimbursement to the DoD for only those expenses which have been incurred by the Company in each period, resulting in reimbursement in arrears.
As of December 31, 2021, $0.3 million has been recognized to date under the 2018 DoD grant, all of which has been received in cash from the DoD. As of December 31, 2021, $106,000 has been recognized to date under the 2021

DoD grant, $86,000 of which has been received in cash from the DoD. During each of the years ended December 31, 2021 and 2020, $106,000 and $80,000 was recognized as revenue under the grants, respectively.
8. RELATED PARTY TRANSACTIONS
From time to time, the Company will enter into an agreement with a related party in the ordinary course of its business. These agreements are ratified by the Company’s Board of Directors or a committee thereof pursuant to policy.
LAV Summit Limited
LAV Summit Limited, or LAV SL, a limited company, is a principal shareholder owning more than 5% of the Company’s outstanding equity interest during the year ended December 31, 2021. Due to this equity ownership, LAV SL was considered a related party. LAV SL’s General Partner, Lilly Asia Ventures, or LAV, through one of its funds, holds a significant equity ownership position in Elpiscience, and the Venture Partner of LAV is the CEO, Founder, and Director at Elpiscience. Accordingly, the Company identified Elpiscience as a related party. As of December 31, 2021, LAV SL no longer holds more than 5% of the Company’s outstanding equity interest.
Elpiscience
In April 2018, the Company entered into the OX40 License Agreement with Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. Under this agreement, the Company is entitled to reimbursement for certain chemistry, manufacturing, and controls, or CMC, and toxicology expenses incurred for which Elpiscience has paid the Company approximately $5.2 million to date as of December 31, 2021. As of December 31, 2021, the Company has $0.2 million recorded as receivables from related parties from Elpiscience for expenses incurred which have not yet been reimbursed. Additional reimbursements of approximately $38,000 related to multi-year stability studies are expected to be recognized and paid upon completion. During the year ended December 31, 2021, the Company received no reimbursements for expenses already incurred. During the year ended December 31, 2020, the Company received reimbursements of $0.2 million for expenses already incurred. During the year ended December 31, 2021, the Company did not derecognize any expenses related to these reimbursements under the OX40 License Agreement. During the year ended December 31, 2020, the Company derecognized approximately $0.2 million of expenses related to these reimbursements under the OX40 License Agreement, respectively.
In July 2020, the Company entered into an additional cost sharing agreement with Elpiscience related to the OX40 License Agreement. Under this agreement, the Company is entitled to reimbursement for certain formulation development costs. Through December 31, 2021, the Company has received $0.2 million of reimbursements for expenses already incurred under this agreement. As of December 31, 2021, the Company has approximately $0.3 million recorded as receivables from related parties from Elpiscience for expenses incurred which have not yet been reimbursed. During the year ended December 31, 2021, the Company received reimbursements of $0.2 million for expenses already incurred. During the year ended December 31, 2021, the Company did not derecognize any expenses related to this agreement. During the year ended December 31, 2020, the Company received no reimbursements. During the year ended December 31, 2020, the Company derecognized $0.3 million of expenses related to this agreement.
In July 2021, the Company entered into a Sale and Purchase Agreement with Elpiscience, in which the Company sold drug substance supply to Elpiscience for approximately $37,000, for which it derecognized expenses during the year ended December 31, 2021. As of December 31, 2021, the Company has $37,000 recorded as receivables from related parties for this purchase.
9. INCOME TAXES
The components of income tax expense (benefit) were as follows for the years ended December 31, 2021 and 2020, respectively (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Current expense:
State	$2	$3
Total current expense	$2	$3
The provision for the years ended December 31, 2021 and 2020 was related to California state income tax.
A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2021 and 2020 as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Expected income tax benefit at federal statutory rate	$(17,171)	$(15,985)
State income tax expense (benefit), net of federal benefit	(1,006)	4,548
Permanent items	(207)	2,291
R&D credits	(1,912)	(2,878)
Unrecognized tax benefits (FIN 48)	691	707
Return to provision true-ups	165	164
Valuation allowance	19,442	11,156
Income tax expense	$2	$3
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

The components of net deferred income taxes were as follows (in thousands):

	AS OF DECEMBER 31,
	2021	2020
Deferred income tax assets
Net operating loss carryforward	$43,440	$27,055
Research and development credits	8,539	6,465
Intangibles	3,875	4,176
Accruals	257	233
Stock compensation	1,888	409
Deferred revenue	456	806
Operating lease liabilities	1,428	1,733
Other	14	3
Gross deferred tax assets	59,897	40,880
Less: Valuation allowance	(58,528)	(39,087)
Total deferred tax assets	1,369	1,793
Deferred income tax liabilities
Fixed assets	(20)	(140)
Operating lease right-of-use assets	(1,349)	(1,653)
Total deferred tax liabilities	(1,369)	(1,793)
Net deferred tax assets (liabilities)	$—	$—
As of December 31, 2021, the Company had unused federal and state NOL carryforwards of approximately $198.9 million and $24.5 million, respectively. The federal NOL carryforwards may be carried forward indefinitely but are only available to offset up to 80% of pre-NOL taxable income each year. The state NOL carryforwards will begin to expire in 2038, if not utilized. As of December 31, 2021, the Company also had federal and state research tax credit carryforwards of $8.3 million and $3.9 million, respectively. The federal research tax credit carryforwards begin to expire in 2038, while the state carryforwards have no expiration.
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
The Company has established a full valuation allowance against its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2021, a valuation allowance of $58.5 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.
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
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	AS OF DECEMBER 31,
	2021	2020
Beginning balance	$2,155	$1,499
Increases related to current year tax positions	691	656
Ending balance	$2,846	$2,155
As of December 31, 2021, the Company had gross unrecognized tax benefits of $2.8 million, none of which would affect the effective tax rate due to the existence of a full valuation allowance. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets as of December 31, 2021 or December 31, 2020, and has not recognized interest and/or penalties in its consolidated statements of operations for the years ended December 31, 2021 and 2020 as the unrecognized tax benefits relate to tax positions for which no cash tax liability has been reduced.
The Company is subject to income taxes in the United States and various state jurisdictions. The Company’s tax years from 2018 and forward are subject to examination by the United States and state tax authorities. The Company has not been, nor is it currently, under examination by the U.S. federal or any state tax authority.
10. LEASES
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
The right-of-use asset and operating lease liability as of December 31, 2021 and 2020 are as follows:

	AS OF DECEMBER 31,
	2021	2020
Right-of-use asset	$6,338	$7,831

Operating lease liability
Current	1,674	1,503
Non-current	5,033	6,707
Total operating lease liability	$6,707	$8,210
During each of the years ended December 31, 2021 and 2020, the Company recognized operating lease expense of $3.1 million. As of December 31, 2021 and 2020, the Company’s operating lease had a remaining term of 3.5 and 4.5 years, respectively.
The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 8.2% as of December 31, 2021 and 2020.
Future minimum rental payments under operating leases are as follows (in thousands):

AS OF DECEMBER 31,
2021
2022	2,161
2023	2,203
2024	2,247
2025	1,137
Total future minimum lease payments	$7,748
Less: imputed interest	(1,041)
Present value of operating lease liability	6,707
Less: current portion of operating lease liability	(1,674)
Non-current portion of operating lease liability	$5,033
11. COMMITMENTS AND CONTINGENCIES
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

Purchase Commitments
The Company has several ongoing contracts with CROs for preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at the Company’s option. The Company recorded accrued expenses of approximately $7.4 million and $11.5 million in its consolidated balance sheets for expenditures incurred by CROs and CDMOs as of December 31, 2021 and December 31, 2020, respectively.
While these contracts are generally cancellable, some may contain specific activities that involve one or more non-cancellable commitments, including minimum purchase commitments, binding annual forecasts, and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from cost of work performed to date and up to twelve months of future committed manufacturing costs. As of December 31, 2021 and December 31, 2020, the non-cancellable portion of these contracts total in aggregate, excluding amounts recorded in accounts payable and accrued expenses at each respective date, was approximately $2.4 million and $7.0 million, respectively. During the years ended December 31, 2021 and 2020, the Company incurred $1.0 million and $30.2 million of expenses related to these agreements, respectively.
Other Commitments
Additionally, as of December 31, 2021 and December 31, 2020, Mark P. Lappe, the Company’s Chief Executive Officer, Brendan P. Eckelman, the Company’s Chief Scientific Officer, and Kelly D. Deck, the Company’s Chief Financial Officer, and certain other members of management have agreements that provide for severance compensation in the event of termination or a change in control.
12. SUBSEQUENT EVENTS
For the audited consolidated financial statements as of December 31, 2021, the Company evaluated subsequent events to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no additional subsequent events required recognition or disclosure in these consolidated financial statements, other than disclosures related to those outlined below.
Stock Option Issuance
During January and February 2022, the Company granted stock options to purchase an aggregate of 0.8 million common shares at a weighted average exercise price of $33.84 per share to employees under the 2017 Equity Incentive Plan. The Company granted these options with an exercise price equal to the fair market value of the Company’s stock on the date of the option grant. The options are subject to four-year vesting with a one-year cliff and have a contractual term of 10 years.
Amendment to the 2020 Loan Agreement with Oxford
On February 18, 2022, the Company entered into an additional amendment to the 2020 Loan Agreement, or the February 2022 Amendment. The February 2022 Amendment provides for four additional tranches of term loans in an aggregate principal amount of up to $200.0 million, as follows: (a) an aggregate principal amount of $110.0 million, which includes the $70.0 million already outstanding; the incremental $40.0 million principal amount funded upon the closing of the February 2022 Amendment, or Term D, (b) an aggregate principal amount of $30.0 million, funded upon initiation of Part 4 of the INBRX-105 Phase 1 clinical trial, or Term E, (c) an aggregate principal of $30.0 million, funded upon the reception of positive topline Phase 1 data from INBRX-101 in AAT, or Term F, and (d) an aggregate principal amount of $30.0 million, funded upon the initiation of an INBRX-101 potential registration-enabling trial in AAT, or Term G. In accordance with the February 2022 Amendment, the Company paid a one-time amendment fee of $1.1 million, which is equal to the amount accreted for the final payment on the existing tranches at the time of the amendment. The terms of the three existing tranches under the Amended 2020 Loan Agreement were modified to align with the four additional tranches under the February 2022 Amendment.
The outstanding term loans will mature on January 1, 2027 and bear interest at the greater of (1) 8.30% and (2) the sum of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (ii) 8.19%. The repayment schedule provides for interest-only payments through February 1, 2025, with principal payments beginning on March 1, 2025. The interest-only payments may be extended by 12 months through February 2026, with principal payments beginning on March 1, 2026, if the Company raises at least $100.0 million in upfront licensing or partnership proceeds by February 2025. The interest-only period is followed by 23 months of equal payments of principal plus interest, or if the interest-only period is extended, by 11 months of equal payments of principal plus interest. Upon the maturity date of January 1, 2027, a final payment of 9.0% of the total principal amount will be due to Oxford. The Company has the option to prepay the outstanding balance of the term loan in full prior to maturity, subject to a prepayment fee ranging from 1.0% to 3.0%, depending on the timing of the prepayment. The Company granted Oxford a first priority lien against all of its assets with a positive lien on intellectual property. All other terms of the Amended 2020 Loan Agreement remain outstanding.
Concurrently with the debt issuance upon the February 2022 Amendment, the Company issued to Oxford warrants to purchase 40,000 shares of the Company’s common stock at a strike price of $45.00 per share.

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
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were designed and operating effectively at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears further below in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Inhibrx, Inc.
La Jolla, California

Opinion on Internal Control over Financial Reporting
We have audited Inhibrx, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
San Diego, California
February 28, 2022

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance.
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance” and “Code of Conduct and Ethics” in our proxy statement for the 2022 annual meeting of stockholders.
Item 11. Executive Compensation.
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our proxy statement for the 2022 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2022 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our proxy statement for the 2022 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in our proxy statement for the 2022 annual meeting of stockholders.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
Exhibits
The exhibits listed in the accompanying “Index to Exhibits” below are filed or incorporated by reference as part of this Annual Report.
Financial Statement Schedules
See “Index to Consolidated Financial Statements” at Item 8 to this Annual Report. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Index to Exhibits

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation.		8-K	001-39452	8/21/2020
3.2	Amended and Restated Bylaws.		8-K	001-39452	8/21/2020
4.1	Form of Common Stock Certificate.		S-1	333-231907	6/3/2019
4.2	Second Amended and Restated Investors’ Rights Agreement, dated April 6, 2020, by and among the Registrant and the investors named therein.		S-1	333-240135	7/28/2020
4.3^	Form of Warrant to Purchase Stock by and between the Registrant and Oxford Finance LLC.		S-1	333-240135	7/28/2020
4.4	Description of the Registrant’s Securities.		10-K	001-39542	3/12/2021
10.1Δ	Form of Indemnification Agreement.		S-1	333-240135	7/28/2020
10.2Δ	Second Amended and Restated Executive Employment Agreement, effective as of January 1, 2022, by and between the Registrant and Mark Lappe.		10-Q	001-39452	11/09/2021
10.3Δ	Second Amended and Restated Executive Employment Agreement, effective as of January 1, 2022, by and between the Registrant and Klaus Wagner, M.D., Ph.D.		10-Q	001-39452	11/09/2021
10.4Δ	Separation Letter Agreement, effective as of February 1, 2022, by and between the Registrant and Klaus Wagner, M.D., Ph.D.	X
10.5Δ	Second Amended and Restated Executive Employment Agreement, effective as of January 1, 2022, by and between the Registrant and Brendan Eckelman, Ph.D.		10-Q	001-39452	11/09/2021
10.6Δ	Amended and Restated Executive Employment Agreement, effective as of January 1, 2022, by and between the Registrant and Kelly Deck.		10-Q	001-39452	11/09/2021
10.7Δ	Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan.		S-1/A	333-240135	8/12/2020
10.8Δ	Form of Stock Option Grant Notice under the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan.		S-1	333-231907	6/3/2019
10.9Δ	Form of Restricted Stock Agreement under the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan.		S-1	333-231907	6/3/2019
10.10Δ	Non-Employee Director Compensation Policy.		S-1	333-240135	7/28/2020
10.11†	License Agreement, dated July 1, 2013, by and between INBRX 103, LLC and Celgene Corporation.		S-1	333-231907	6/3/2019
10.12	Amendment to License Agreement, dated November 23, 2018, by and among the Registrant, INBRX 103, LLC and Celgene Corporation.		S-1	333-231907	6/3/2019
10.13†	License Agreement, dated June 21, 2017, by and between the Registrant and Transcenta Holding Ltd.		S-1	333-231907	6/3/2019
10.14	Technical Services Agreement, dated March 19, 2018, by and between the Registrant and Transcenta Holding Ltd.		S-1	333-231907	6/3/2019

10.15	Technical Services Agreement, dated October 6, 2018, by and between the Registrant and Transcenta Holding Ltd.		S-1	333-231907	6/3/2019
10.16†	License Agreement, dated February 28, 2018, by and between the Registrant and Elpiscience Biopharmaceuticals, Inc.		S-1	333-231907	6/3/2019
10.17†	License Agreement, dated April 30, 2018, by and between the Registrant and Elpiscience Biopharmaceuticals, Inc.		S-1	333-231907	6/3/2019
10.18†	License Agreement, dated December 20, 2018, by and between the Registrant and bluebird bio, Inc.		S-1	333-231907	6/3/2019
10.19	Lease Agreement, dated September 8, 2017, by and between the Registrant and HCP TPSP, LLC.		S-1	333-231907	6/3/2019
10.20	First Amendment to Lease, dated May 21, 2019, by and between the Registrant and HCP TPSP, LLC.		S-1	333-231907	6/3/2019
10.21†	Option Agreement, dated May 29, 2019, by and between the Registrant and Chiesi Farmaceutici S.p.A.		S-1	333-231907	6/3/2019
10.22	First Amendment to Option Agreement, dated August 19, 2019, by and between the Registrant and Chiesi Farmaceutici S.p.A.		S-1/A	333-231907	8/20/2019
10.23†	Option and License Agreement, dated June 9, 2020, by and between the Registrant and bluebird bio, Inc.		S-1	333-240135	7/28/2020
10.24	Loan and Security Agreement, dated July 15, 2020, by and between the Registrant and Oxford Finance LLC.		S-1	333-240135	7/28/2020
10.25	First Amendment to Loan and Security Agreement, dated November 12, 2020, by and between the Registrant and Oxford Finance LLC.		10-Q	001-39452	11/13/2020
10.26	Third Amendment to Loan and Security Agreement, dated June 18, 2021, by and between the Registrant and Oxford Finance LLC		8-K	001-39452	6/21/2021
10.27	Fourth Amendment to Loan and Security Agreement, dated February 18, 2022, by and between the Registrant and Oxford Finance LLC		8-K	001-39452	2/22/2022
10.28†	Amended and Restated Master Services Agreement, dated August 28, 2018, by and between the Registrant and WuXi Biologics (Hong Kong) Limited.		S-1	333-231907	6/3/2019
10.29†	Amendment No. 1 to Amended and Restated Master Services Agreement, dated December 11, 2019, by and between the Registrant and WuXi Biologics (Hong Kong) Limited.		S-1	333-240135	7/28/2020
10.30	Open Market Sale Agreement℠ by and between Jefferies LLC and the Registrant dated September 3, 2021.		S-3ASR	333-259313	9/3/2021
21.1	Subsidiaries of the Registrant.		S-1	333-231907	6/3/2019
23.1	Consent of BDO USA, LLP, independent registered public accounting firm.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
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

Date: February 28, 2022
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mark P. Lappe	Chief Executive Officer and Chairman (principal executive officer)	February 28, 2022
Mark P. Lappe

/s/ Kelly D. Deck, C.P.A.	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2022
Kelly D. Deck, C.P.A.

/s/ Jon Faiz Kayyem, Ph.D.	Director	February 28, 2022
Jon Faiz Kayyem, Ph.D.

/s/ Douglas G. Forsyth	Director	February 28, 2022
Douglas G. Forsyth

/s/ Kimberly Manhard	Director	February 28, 2022
Kimberly Manhard

/s/ Kristiina Vuori, M.D., Ph.D.	Director	February 28, 2022
Kristiina Vuori, M.D., Ph.D.