Form 10-Q
period 2022-03-31
Inhibrx, Inc.
filed 2022-05-09
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of April 29, 2022, the registrant had 39,037,343 shares of common stock outstanding.

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
•our ability to raise funds needed to satisfy our capital requirements, which may depend on financial, economic and market conditions and other factors, over which we may have no or limited control;
•our financial performance;
•our expectations regarding the impact of the COVID-19 pandemic on our business;
•our and our third party partners and service providers’ ability to continue operations and advance our therapeutic candidates through clinical trials and the ability of our third party manufacturers to provide the required raw materials, antibodies and other biologics for our preclinical research and clinical trials in light of the COVID-19 pandemic, current market conditions and geopolitical events such as the ongoing conflict in Ukraine;
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

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$143,467	$131,301
Accounts receivable	377	373
Receivables from related parties	56	505
Prepaid expenses and other current assets	6,502	6,933
Total current assets	150,402	139,112
Property and equipment, net	2,988	3,153
Right-of-use asset	5,946	6,338
Other non-current assets	1,847	1,847
Total assets	$161,183	$150,450
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,893	$9,125
Accrued expenses	9,265	9,621
Current portion of deferred revenue	1,228	2,034
Current portion of lease liability	1,719	1,674
Total current liabilities	20,105	22,454
Long-term debt, net of current portion and including final payment fee	109,141	70,470
Non-current portion of lease liability	4,587	5,033
Non-current portion of deferred revenue	—	110
Total liabilities	133,833	98,067
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued or outstanding as of March 31, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 39,026,469 and 38,991,307 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in-capital	285,747	279,526
Accumulated deficit	(258,401)	(227,147)
Total stockholders’ equity	27,350	52,383
Total liabilities and stockholders’ equity	$161,183	$150,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Revenue:
License fee revenue	$915	$863
Grant revenue	14	26
Total revenue	929	889
Operating expenses:
Research and development	24,895	16,438
General and administrative	5,051	3,009
Total operating expenses	29,946	19,447
Loss from operations	(29,017)	(18,558)
Other income (expense):
Interest expense, net	(2,274)	(745)
Other income, net	37	16
Total other income (expense)	(2,237)	(729)
Loss before income tax expense	(31,254)	(19,287)
Provision for income taxes	—	2
Net loss	(31,254)	(19,289)
Net loss per share, basic and diluted	$(0.80)	$(0.51)
Weighted-average shares of common stock outstanding, basic and diluted	39,017	37,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	38,991	$4	$279,526	$(227,147)	$52,383
Stock-based compensation expense	—	—	5,108	—	5,108
Issuance of shares upon exercise of stock options	35	—	401	—	401
Issuance of warrants	—	—	712	—	712
Net loss	—	—	—	(31,254)	(31,254)
Balance as of March 31, 2022	39,026	$4	$285,747	$(258,401)	$27,350

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	37,712	$4	$220,848	$(145,379)	$75,473
Stock-based compensation expense	—	—	3,421	—	3,421
Issuance of shares upon exercise of stock options	93	—	988	—	988
Net loss	—	—	—	(19,289)	(19,289)
Balance as of March 31, 2021	37,805	$4	$225,257	$(164,668)	$60,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash flows from operating activities
Net loss	$(31,254)	$(19,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307	291
Accretion of debt discount and non-cash interest expense	510	201
Stock-based compensation expense	5,108	3,421
Non-cash lease expense	392	362
Changes in operating assets and liabilities:
Accounts receivable	(4)	46
Receivables from related parties	449	212
Prepaid expenses and other current assets	481	(2,162)
Accounts payable	(1,257)	660
Accrued expenses and other current liabilities	(356)	(5,417)
Operating lease liability	(401)	(360)
Deferred revenue, current portion	(806)	994
Deferred revenue, non-current portion	(110)	(607)
Net cash used in operating activities	(26,941)	(21,648)
Cash flows from investing activities
Purchase of fixed assets	(117)	(14)
Net cash used in investing activities	(117)	(14)
Cash flows from financing activities
Proceeds from the issuance of debt	38,873	—
Payment of fees associated with debt	(50)	—
Proceeds from the exercise of stock options	401	988
Net cash provided by financing activities	39,224	988
Net increase (decrease) in cash and cash equivalents	12,166	(20,674)
Cash and cash equivalents at beginning of period	131,301	128,664
Cash and cash equivalents at end of period	$143,467	$107,990
Supplemental disclosure of cash flow information
Cash paid for interest	$1,502	$597
Cash paid for income taxes	$—	$—
Supplemental schedule of non-cash investing and financing activities
Payable for purchase of fixed assets	$25	$173
Fair value of warrants issued to lender in conjunction with February 2022 Amendment	$712	$—
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
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.
Liquidity
As of March 31, 2022, the Company had an accumulated deficit of $258.4 million and cash and cash equivalents of $143.5 million. From its inception and through March 31, 2022, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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
As discussed in Note 4, the Company entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent, or the ATM Offering. During the year ended December 31, 2021, the Company sold 921,042 shares pursuant to the Sales Agreement for net proceeds of $40.2 million, after deducting commissions. During the three months ended March 31, 2022, the Company did not issue any shares under the Sales Agreement.
As discussed in Note 3, the Company received $40.0 million in gross proceeds upon entering into the February 2022 Amendment to the 2020 Loan Agreement, as amended (both as defined below). Pursuant to the Amended 2020 Loan Agreement (as defined below), there are three future tranches available upon the occurrence of contingent events, for additional gross proceeds of up to $90.0 million.
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
The U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which, among a number varied provisions aimed to ease tax burdens on companies during the COVID pandemic, permitted employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% was required to be paid by December 31, 2021 and the remaining 50% is required to be paid by December 31, 2022. The Company began deferring payment of the employer share of social security taxes in April 2020 and deferred a total of $0.4 million of such taxes during the period. The Company paid $0.3 million of deferred taxes during December 2021. As of March 31, 2022, the Company has a remaining deferred payment of $0.1 million of such taxes which are classified as accrued expenses in the Company’s condensed consolidated balance sheets.
Use of Estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The Company’s most significant estimates relate to whether revenue recognition criteria have been met, accounting for development work and preclinical studies and clinical trials, determining the assumptions used in measuring stock-based compensation, and valuation allowances for the Company’s deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The Company’s actual results may differ from these estimates under different assumptions or conditions.
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
As of March 31, 2022 and December 31, 2021, the Company had no financial instruments measured at fair value on a recurring basis.
Deferred Offering Costs
The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Legal, accounting, and filing fees related directly to the Company’s Sales Agreement are capitalized as deferred offering costs. Deferred offering costs associated with the Sales Agreement are reclassified to additional paid-in capital when the Company completes offerings under the Shelf Registration. In November 2021, the Company completed an ATM Offering under the Sales Agreement and offset $1.7 million of offering costs against the proceeds.
Financial Instruments with Characteristics of Both Liabilities and Equity
The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in other expense, net in the condensed consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or under another applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. The Company’s outstanding warrants do not meet the requirements for liability classification under ASC-480-10 or ASC-815-40. Therefore, the warrants were treated as equity at the time of issuance.
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
Collaborative Research, Development, and License Agreements
The Company enters into collaborative agreements with partners that typically include one or more of the following: (1) license fees; (2) nonrefundable up-front fees; (3) payments for reimbursement of research costs; (4) payments associated with achieving specific development, regulatory, or commercial milestones; and (5) royalties based on specified percentages of net product sales, if any. At the initiation of an agreement, the Company analyzes whether each unit of account results in a contract with a customer under ASC Topic 606 or in an arrangement with a collaborator subject to guidance under ASC Topic 808, Collaborative Arrangements. The Company’s licensing arrangements are typically for functional intellectual property as it exists at a point in time, being the time that the license agreement is executed. The Company typically does not have an ongoing performance obligation to support or maintain the licensed intellectual property.
The Company considers a variety of factors in determining the appropriate estimates and assumptions under these arrangements, such as whether the elements are distinct performance obligations, whether there are observable stand-alone prices, and whether any licenses are functional or symbolic. The Company evaluates each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time. Typically, license fees, non-refundable upfront fees, and funding of research activities are considered fixed, while milestone payments are identified as variable consideration which must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price. The Company estimates the amount of variable consideration using the most likely amount, as milestone payments typically only have two possible outcomes. The Company recognizes revenue for sales-based royalty promised in exchange for the license of intellectual property only when the subsequent sale occurs. In the case of an agreement which provides the partner with an option to license a therapeutic or therapeutic candidate in the future, the Company evaluates whether this option represents a material right at the inception of the agreement. If determined to be a material right, the Company will consider the option a separate performance obligation. The Company has historically concluded that the option to grant a license in the future is not a material rights as it is are contingent upon future events which may not occur. When an option is exercised, the Company will identify any separate performance obligations.
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
For purposes of the diluted net loss per share calculation, warrants for purchase of common stock and stock options are considered to be potentially dilutive securities. Accordingly, for the three months ended March 31, 2022 and March 31, 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in thousands):

	AS OF MARCH 31,
	2022	2021
Outstanding stock options	4,626	4,117
Warrants to purchase common stock	47	7
	4,673	4,124
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
Adoption of New Accounting Pronouncements
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which intends to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The Company adopted ASU 2021-04 on January 1, 2022, which did not result in a material impact on its condensed consolidated financial statements and related disclosures.

2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2022	DECEMBER 31, 2021
Outside research and development services	$5,902	$6,343
Other	600	590
Prepaid expense and other current assets	$6,502	$6,933
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2022	DECEMBER 31, 2021
Machinery and equipment	$6,456	$6,286
Leasehold improvements	441	441
Computer software	42	42
Furniture and fixtures	514	514
Construction in process	253	281
Total property and equipment	7,706	7,564
Less: accumulated depreciation and amortization	(4,718)	(4,411)
Property and equipment, net	$2,988	$3,153
Depreciation and amortization expense totaled $0.3 million for each of the three months ended March 31, 2022 and March 31, 2021, and consisted of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Research and development	$258	$245
General and administrative	49	46
Total depreciation and amortization expense	$307	$291
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2022	DECEMBER 31, 2021
Clinical research and development	$3,047	$4,496
Other outside research and development	3,662	2,893
Compensation-related	840	1,322
Professional fees	817	261
Other	899	649
Accrued expenses	$9,265	$9,621

The amount accrued for research and development expense relates primarily to the Company’s usage of third-party CROs and CDMOs for clinical and development efforts as its therapeutic candidates progress. See Note 1 for further discussion of the components of research and development.
3. DEBT
2020 Loan Agreement
On July 15, 2020, the Company entered into a loan and security agreement, or the 2020 Loan Agreement, with Oxford Finance LLC, or Oxford, pursuant to which it received $10.0 million in gross proceeds, or Term A. The 2020 Loan Agreement was subsequently amended in November 2020, or the November 2020 Amendment, upon which a second tranche in an aggregate principal amount of $20.0 million was funded, or Term B, and in June 2021, or the June 2021 Amendment, upon which a third tranche in an aggregate principal amount of $40.0 million was funded, or Term C. In February 2022, the Company entered into an additional amendment, or the February 2022 Amendment, to the 2020 Loan Agreement, collectively, the Amended 2020 Loan Agreement, upon which the Company received gross proceeds of $40.0 million, net of $1.1 million of legal and amendment fees. The amendment also provides for three future tranches of debt and an increase in the interest rate, which are discussed in further detail below.
The Company determined the November 2020, June 2021, and February 2022 Amendments should be treated as modifications of the original 2020 Loan Agreement since the terms and resulting cash flows were not substantially changed upon each of the amendments.
As of March 31, 2022, the Company had $110.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The outstanding term loans will mature on January 1, 2027, or the Amended Maturity Date, and bear interest at a floating per annum rate equal to the greater of (1) 8.30% or (2) the sum of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (ii) 8.19%. The repayment schedule provides for interest-only payments through February 1, 2025. The interest-only period is followed by 23 months of equal payments of principal and interest beginning on March 1, 2025. The interest-only period may be extended by an additional 12 months in the event the Company raises at least $100.0 million in upfront licensing or partnership proceeds by February 2025, which would then be followed by 11 months of principal repayments. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. This final payment of $9.9 million is being accreted over the life of the Amended 2020 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loans in full prior to the Amended Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending upon the timing of the prepayment.
The Company’s outstanding debt balance under the Amended 2020 Loan Agreement consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands).

	AS OF	AS OF
	MARCH 31, 2022	DECEMBER 31, 2021
Term A	$10,900	$10,900
Term B	21,800	21,800
Term C	43,600	43,600
Term D	43,600	—
Less: debt discount	(10,759)	(5,830)
Total debt	109,141	70,470
Less: Current portion, including debt discount	—	—
Long-term debt, including debt discount and final payment fee	$109,141	$70,470

Through 2024, the Company is required to make interest-only payments on the outstanding principal balance, with future principal payments and final fee payments beginning in 2025, as follows (in thousands):

AS OF
MARCH 31, 2022
2025	$47,826
2026	57,391
2027	14,683
Total future minimum payments	119,900
Less: unamortized debt discount	(10,759)
Total debt	$109,141
Following the February 2022 Amendment, the Amended 2020 Loan Agreement also provides for three future tranches, as follows: (a) the fifth tranche in an aggregate principal amount of $30.0 million to be funded subject to the initiation of part 4 of the Phase 1 clinical trial in INBRX-105 on or before September 30, 2022, or Term E, (b) the sixth tranche in an aggregate principal amount of $30.0 million to be funded subject to the receipt of positive topline data from the Phase 1 clinical trial in INBRX-101 on or before September 30, 2022, or Term F, and (c) the seventh tranche in an aggregate principal amount of $30.0 million to be funded subject to the initiation of the registrational clinical trial of INBRX-101 on or before June 30, 2023, or Term G.
The Company’s obligations under the Amended 2020 Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets with a positive lien on intellectual property. The Amended 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. Additionally, the Amended 2020 Loan Agreement requires a minimum cash balance of $20.0 million to be maintained in a collateral account. As of March 31, 2022, the Company is in compliance with all covenants under the Amended 2020 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the February 2022 Amendment, the Company issued 40,000 warrants to Oxford to purchase shares of the Company’s common stock at an exercise price of $45.00. Upon issuance, the warrants were classified as equity and recorded at their fair value of $0.7 million. See Note 4 for further discussion of these warrants.
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment. Interest expense was approximately $2.3 million and $0.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively, all of which was related to the Amended 2020 Loan Agreement in each period.
4. STOCKHOLDERS’ EQUITY
Common Stock
In September 2021, the Company entered into the Sales Agreement with the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent, or the ATM Offering. Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During the year ended December 31, 2021, the Company sold 921,042 shares pursuant to the Sales Agreement for net proceeds of $40.2 million, after deducting commissions. During the three months ended March 31, 2022, the Company did not issue any shares under the Sales Agreement.
Common Stock Warrants
The Company has 7,354 warrants outstanding at an exercise price of $17.00 per share, which are exercisable for shares of common stock through their expiration date of July 15, 2030. As of March 31, 2022, the warrants are equity-classified and reflected in additional paid-in-capital at a fair value of $0.1 million.

Upon the February 2022 Amendment, the Company issued 40,000 warrants, which are exercisable for shares of common stock of the Company at $45.00 per share. The warrants are exercisable through their expiration date of February 18, 2032. The warrants are equity-classified and reflected in additional paid-in-capital at a fair value of $0.7 million. The fair value of the warrants was determined using the Black-Scholes model on the date of issuance.
No subsequent remeasurement is required for equity-classified warrants.
5. EQUITY COMPENSATION PLAN
Stock Incentive Plan
The Company’s share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of March 31, 2022, an aggregate of 6.1 million shares of common stock were reserved for issuance under the 2017 Plan, of which 1.0 million were available.
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
A summary of the Company’s stock option activity under its 2017 Plan for the three months ended March 31, 2022 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	4,064	$22.19
Granted	794	$33.21
Exercised	(35)	$11.41
Forfeited	(197)	$28.69
Outstanding as of March 31, 2022	4,626	$23.89	8.2	$20,034
Vested and exercisable as of March 31, 2022	1,778	$16.77	6.9	$14,661
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 and March 31, 2021 was $1.0 million and $1.2 million, respectively. Aggregate intrinsic value of stock options exercised and outstanding is calculated using the fair value of common stock on the date of exercise and as of March 31, 2022, respectively.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value for the three months ended March 31, 2022 and March 31, 2021 were as follows:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Risk-free interest rate	1.58%	0.62%
Expected volatility	84.96%	93.64%
Expected dividend yield	—%	—%
Expected term	6.08	6.08
Weighted average fair value	$23.88	$24.92
Stock-based compensation expense for stock options consisted of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Research and development	$3,679	$2,774
General and administrative	1,429	647
Total stock-based compensation expense	$5,108	$3,421
As of March 31, 2022, the Company had $56.7 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 3.1 years.
6. LICENSE AND GRANT REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
License fee revenue
Phylaxis BioScience, LLC	$674	$641
Chiesi Farmaceutici S.p.A.	241	222
Total license fee revenue	915	863
Grant revenue	14	26
Total revenue	$929	$889
License and Collaboration Agreements
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
During the three months ended March 31, 2022 and March 31, 2021, the Company recognized $0.7 million and $0.6 million, respectively, of revenue related to this performance obligation. As of March 31, 2022 and December 31, 2021, deferred revenue related to the Phylaxis Agreements was $0.4 million and $1.1 million, respectively, all of which was classified as current at each date.
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
The $10.0 million upfront payment has been allocated to the single performance obligation. Revenue is recognized over time as services are performed during the option period, based on the Company’s effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period. During the three months ended March 31, 2022 and March 31, 2021, the Company recognized $0.2 million in revenue in each period related to this agreement. As of March 31, 2022, the Company has $0.8 million of deferred revenue related to this agreement, all of which is classified as current. As of December 31, 2021, the Company had $0.9 million and $0.1 million of current and non-current deferred revenue related to this agreement, respectively.
7. RELATED PARTY TRANSACTIONS
From time to time, the Company will enter into an agreement with a related party in the ordinary course of its business. These agreements are ratified by the Company’s Board of Directors or a committee thereof pursuant to policy.
LAV Summit Limited
LAV Summit Limited, or LAV SL, a limited company, is a principal shareholder which owned more than 5% of the Company’s outstanding equity interest during the year ended December 31, 2021. Due to this equity ownership, LAV SL was considered a related party. LAV SL’s General Partner, Lilly Asia Ventures, or LAV, through one of its funds, holds a significant equity ownership position in Chinese biotechnology company, Elpiscience Biopharmaceuticals, Inc., or Elpiscience, and the Venture Partner of LAV is the CEO, Founder, and Director at Elpiscience. Accordingly, the Company identified Elpiscience as a related party and all agreements entered into between the Company and Elpiscience through December 31, 2021 are deemed related party agreements. As of December 31, 2021, LAV SL no longer held more than 5% of the Company’s outstanding equity interest, accordingly, any future contracts entered into with LAV SL affiliates will not be considered related party transactions.
Elpiscience
In April 2018, the Company entered into the OX40 License Agreement with Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. Under this agreement, the Company is entitled to reimbursement for certain CMC and toxicology expenses incurred for which Elpiscience has paid the Company approximately $5.3 million to date as of March 31, 2022. During the three months ended March 31, 2022, the Company received $0.2 million in reimbursements related to expenses previously incurred and did not derecognize any additional expenses during the period. During the three months ended March 31, 2021, the Company did not receive any reimbursements and did not derecognize any expenses incurred. As of March 31, 2022, reimbursements of approximately $38,000 related to multi-year stability studies remain, which will be recognized and paid upon completion.
In July 2020, the Company entered into an additional cost sharing agreement with Elpiscience related to the OX40 License Agreement. Under this agreement, the Company is entitled to reimbursement for certain formulation development costs. Through March 31, 2022, the Company has received $0.5 million of reimbursements for expenses already incurred under this agreement. During the three months ended March 31, 2022, the Company received $0.3 million in reimbursements related to expenses previously incurred. During the three months ended March 31, 2021, the Company received reimbursements of $0.2 million for expenses already incurred. The Company did not derecognize any expenses incurred during either the three months ended March 31, 2022 or 2021.
8. COMMITMENTS AND CONTINGENCIES
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
The right-of-use asset and operating lease liability as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	AS OF	AS OF
	MARCH 31, 2022	DECEMBER 31, 2021
Right-of-use asset	$5,946	$6,338

Operating lease liability
Current	$1,719	$1,674
Non-current	4,587	$5,033
Total operating lease liability	$6,306	$6,707

During the three months ended March 31, 2022, the Company recognized operating lease expense of $0.8 million and paid $0.5 million for amounts included in the measurement of the lease liability. During the three months ended March 31, 2021, the Company recognized operating lease expense of $0.7 million and paid $0.5 million for amounts included in the measurement of the lease liability.
As of March 31, 2022 and December 31, 2021, the Company’s operating lease had a remaining term of 3.3 and 3.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 8.2% as of March 31, 2022 and December 31, 2021.
Future minimum rental commitments for the Company’s operating leases reconciled to the lease liability are as follows (in thousands):

AS OF
MARCH 31, 2022
2022	$1,625
2023	2,203
2024	2,247
2025	1,137
Thereafter	—
Total future minimum lease payments	$7,212
Less: imputed interest	(906)
Present value of operating lease liability	6,306
Less: current portion of operating lease liability	(1,719)
Non-current portion of operating lease liability	$4,587
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and our audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contain forward-looking statements that involve risk and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” As a result of many factors, including those factors set forth in the section of this Quarterly Report titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We have multiple programs in various stages of development from discovery to preclinical to clinical. We currently have four programs in ongoing clinical trials. Three of these programs are for the treatment of various cancers, and one for the treatment of Alpha-1 Antitrypsin Deficiency, or AATD. INBRX-101 is an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy candidate for AATD. In October 2021, we announced interim results from the Phase 1 clinical trial. The data from the single ascending dose cohorts revealed the potential to achieve normal AAT levels with monthly dosing and also showed a favorable safety and tolerability profile with no drug-related severe or serious adverse events at doses up to and including 120 mg/kg single dose and 80 mg/kg multi-dose administered intravenously. In March 2022, the U.S. Food and Drug Administration, or FDA, granted orphan-drug designation for INBRX-101 for the treatment of AATD. We plan to announce additional data from the INBRX-101 single dose and multi-dose cohorts in May 2022.
Our most advanced therapeutic candidate, INBRX-109, is a tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, mesothelioma, colorectal cancer, Ewing sarcoma and pancreatic adenocarcinoma. We have ongoing Phase 1 cohorts with INBRX-109 in combination with standard chemotherapies in several indications. In June 2021, we initiated a potentially registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma for which the FDA granted orphan-drug designation in November 2021.
INBRX-106 is a hexavalent OX40 agonist, currently being investigated as a single agent and in combination with Keytruda, a PD-1 blocking checkpoint inhibitor, in patients with locally advanced or metastatic solid tumors. In January 2022, we announced initial Phase 1 dose escalation results for INBRX-106 in combination with Keytruda, which was observed to be well tolerated with predominantly mild or moderate immune-related toxicities noted.
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

Liquidity, Capital Resources and Financial Condition
Sources of Liquidity
Sources of capital raised to fund our operations have been comprised of the sale of equity securities, payments received from commercial partners for licensing rights to our therapeutic candidates under development and grants, borrowings under loan and security agreements, and proceeds from the sale and issuance of convertible promissory notes.
The sale of equity securities includes proceeds under our initial public offering, or IPO, from which our aggregate net proceeds from the offering were $125.9 million, net of underwriting discounts, commissions and offering costs, as well as proceeds under our Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent. Under the Sales Agreement, which we entered into in September 2021, we may, from time to time, sell shares of common stock through the Sales Agent with an aggregate offering price of up to $200.0 million. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our $400.0 million Shelf Registration on Form S-3ASR, which became automatically effective upon filing on September 3, 2021. During the year ended December 31, 2021, we sold 921,042 shares pursuant to the Sales Agreement for net proceeds of $40.2 million, after deducting commissions. During the three months ended March 31, 2022, we did not issue any shares under the Sales Agreement.
Our borrowings under the loan and security agreement, or the Amended 2020 Loan Agreement, with Oxford Finance LLC, or Oxford, include $110.0 million in gross proceeds received in four tranches between July 2020 and February 2022. Upon amending the loan in February 2022, we have three future tranches which we may draw upon based on the achievement of certain contingent events, for additional gross proceeds of $90.0 million in total.
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
Our net loss for the three months ended March 31, 2022 and March 31, 2021 was $31.3 million and $19.3 million, respectively. As of March 31, 2022, we had an accumulated deficit of $258.4 million and cash and cash equivalents of $143.5 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date these condensed consolidated financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
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
•the terms and timing of any strategic licensing, collaboration or other similar agreement that we have established or may establish;
•our ability to repay, refinance or restructure our indebtedness when payment is due, including in the event such indebtedness is accelerated;
•the valuation of our capital stock; and
•the continuing or future effects of the COVID-19 pandemic and geopolitical events such as the ongoing conflict in Ukraine on capital and financial markets.
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
Commitments
Our material cash requirements from known contractual and other obligations primarily relate to our lease obligations, debt, and services provided by our third party contract research organizations, or CROs, and contract development and manufacturing organizations, or CDMOs.
We have two leases for our laboratory and office space, which expire in 2025, with an option to extend the leases for an additional five years. As of March 31, 2022, we have future minimum rental obligations under these leases of $7.2 million, of which $2.2 million and $5.0 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 8 to the condensed consolidated financial statements.
Under the Amended 2020 Loan Agreement, we are required to make interest-only payments through February 2025, with all principal payments and final fee payments beginning in March 2025 and continuing through the maturity date, or January 2027. As of March 31, 2022, we have an obligation of $156.3 million of long-term debt, including interest and final fee payments, of which $9.4 million and $146.9 million are current and non-current, respectively. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 to the condensed consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $6.7 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of March 31, 2022.
While these contracts are generally cancellable, some may contain specific activities that involve one or more non-cancellable commitments, including minimum purchase commitments, binding annual forecasts, and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of March 31, 2022, the non-cancellable portion of these contracts total in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date, approximately $2.2 million.

License and Collaboration Agreements
Celgene Agreement
On July 1, 2013, we entered into a license agreement with Celgene Corporation, a Bristol Myers Squibb Company, or Celgene, as amended on November 23, 2018, or the Celgene Agreement, pursuant to which we granted Celgene an exclusive, global license for the development, manufacture and commercialization of our proprietary CD47 binding domain, or the Celgene Licensed Intellectual Property. Per the terms of the Celgene Agreement, Celgene is operationally and financially responsible for the development, manufacturing and commercialization activities of Celgene Licensed Intellectual Property and any additional related antibodies covered by the Celgene Agreement.
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
2seventy bio Agreements
On December 20, 2018, we entered into an exclusive license agreement with bluebird bio, Inc., or bluebird, to research, develop and commercialize CAR T-cell therapies using our proprietary sdAb platform. In November 2021, bluebird assigned the 2018 2seventy Agreement to its affiliate 2seventy bio, Inc., or 2seventy, in connection with an internal restructuring and subsequent spin-out of 2seventy. Under the terms of this license agreement, we provided 2seventy the exclusive worldwide rights to develop, manufacture and commercialize certain cell therapy products containing sdAbs directed to various cancer targets. In January 2019, we received a $7.0 million payment and pursuant to the license agreement, we are entitled to receive developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single digits. In August 2021, we received a $2.0 million milestone payment under this agreement.
On June 9, 2020, we entered into the 2020 2seventy Agreement, which was also assigned to 2seventy in November 2021 in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy. We received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and we are entitled to an upfront option fee for each additional program. We also granted an option in which 2seventy may acquire an exclusive license with respect to all binders and cell therapy products developed under the 2020 2seventy Agreement, which entitles us to additional fees upon exercise of the option. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits.
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
Other Collaboration Agreements
In addition to these contracts, we have entered into strategic collaborations with other third parties, including Phylaxis BioScience, LLC, or Phylaxis, Transcenta, and Elpiscience. For more information regarding these agreements, refer to Note 6 to the condensed consolidated financial statements.
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
•the countries in which the trials are conducted;
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
•expenses incurred in connection with accounting and audit services, legal services, and investor relations, as well as consulting expense under agreements with third parties, such as consultants and contractors;
•expenses incurred in connection with commercial and business development activity; and
•facilities, depreciation and other expenses, which include direct and allocated expenses for depreciation and amortization, rent and maintenance of facilities, insurance and supplies.
We expect our G&A expenses will continue to increase over the next several years as we continue to increase our headcount and incur increased accounting, audit, legal, regulatory, commercialization, business development, and compliance costs as well as investor and public relations expenses associated with operating as a public company.
Other Income (Expense)
Interest expense. Interest expense consists primarily of our interest on our loans with Oxford, offset in part by our interest income.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and March 31, 2021
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2022	2021	($)	(%)
Revenue:
License fee revenue	$915	$863	$52	6%
Grant revenue	14	26	(12)	(46)%
Total revenue	929	889	40	4%
Operating expense:
Research and development	24,895	16,438	8,457	51%
General and administrative	5,051	3,009	2,042	68%
Total operating expense	29,946	19,447	10,499	54%
Loss from operations	(29,017)	(18,558)	(10,459)	56%
Other income (expense)
Interest expense, net	(2,274)	(745)	(1,529)	205%
Other income, net	37	16	21	131%
Total other income (expense)	(2,237)	(729)	(1,508)	207%
Provision for income taxes	—	2	(2)	—%
Net loss	$(31,254)	$(19,289)	$(11,965)	62%
License Fee Revenue
License fee revenue during each of the three months ended March 31, 2022 and March 31, 2021 remained consistent at $0.9 million in each period. During the three months ended March 31, 2022, approximately $0.7 million of license fee revenue recognized was related to our agreements with Phylaxis while approximately $0.2 million of license fee revenue recognized was related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi. During the three months ended March 31, 2021, $0.2 million of license fee revenue earned was related to our option agreement with Chiesi. We also recognized $0.6 million of revenue under our agreements with Phylaxis during the three months ended March 31, 2021.
Grant Revenue
Grant revenue during the three months ended March 31, 2022 and March 31, 2021 consisted of revenue earned under a grant with the Department of Defense of $14,000 and $26,000, respectively.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2022	2021	($)	(%)
External expenses:
Contract manufacturing	$6,893	$2,602	$4,291	165%
Clinical trials	5,007	3,401	1,606	47%
Preclinical studies	992	613	379	62%
Other external research and development	1,086	745	341	46%
Internal expenses:
Personnel	8,429	6,737	1,692	25%
Equipment, depreciation, and facility	1,382	1,304	78	6%
Other internal research and development	1,106	1,036	70	7%
Total research and development expenses	$24,895	$16,438	$8,457	51%
Research and development expenses increased by $8.5 million to $24.9 million during the three months ended March 31, 2022 from $16.4 million during the three months ended March 31, 2021. The overall increase was primarily due to the following factors:
•contract manufacturing expense increased by $4.3 million, which was primarily attributable to the timing of work performed and raw materials purchased by our CDMO partners for the formulation and manufacturing of certain of our therapeutic candidates;
•clinical trial expense increased by $1.6 million, which was primarily attributable to increased CRO costs from the progression of our Phase 1 trials and the initiation of our potentially registration-enabling Phase 2 trial;
•preclinical expense increased by $0.4 million, which was primarily attributable to additional preclinical studies;
•personnel-related expense increased by $1.7 million, which was attributable to an increase in our headcount and the issuance of additional stock options; and
•facility and equipment-related expense increased by $0.1 million, which was attributable to an increase in depreciable equipment.
G&A Expense
G&A expenses increased by $2.1 million to $5.1 million during the three months ended March 31, 2022 from $3.0 million during the three months ended March 31, 2021. During the three months ended March 31, 2022, personnel expenses increased by $1.4 million as compared to the same period in the prior year, primarily related to an increase in headcount and additional stock option grants to employees. We also incurred market research expenses of $0.4 million during the three months ended March 31, 2022 related to the initiation of our potential commercialization efforts for INBRX-101 and INBRX-109.
Other income (expense)
Interest expense, net. Interest expense, net, increased by $1.6 million to $2.3 million during the three months ended March 31, 2022 from $0.7 million during the three months ended March 31, 2021. During the three months ended March 31, 2022, we recorded $2.3 million of interest related to interest paid and the amortization of debt discounts related to the Amended 2020 Loan Agreement. During the three months ended March 31, 2021, we incurred $0.8 million of interest related to interest paid and the amortization of debt discounts related to the Amended 2020 Loan with Oxford.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021

Net cash used in operating activities	$(26,941)	$(21,648)
Net cash used in investing activities	(117)	(14)
Net cash provided by financing activities	39,224	988
Net increase (decrease) in cash and cash equivalents	$12,166	$(20,674)
Operating Activities
Net cash used in operating activities was $26.9 million during the three months ended March 31, 2022 and consisted primarily of a net loss of $31.3 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $0.5 million, stock-based compensation expense of $5.1 million, depreciation and amortization of $0.3 million, and non-cash lease expense of $0.4 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to decreases in accounts payable of $1.3 million and accrued expenses and other current liabilities of $0.4 million due to the timing of clinical activity and contract manufacturing work performed by our CDMO partners. Additionally, deferred revenue decreased by $0.9 million and the operating lease liability decreased by $0.4 million. These changes were offset in part by decreases in related parties receivables of $0.4 million following the collection of balances and in prepaid expenses and other current assets of $0.5 million.
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
Investing Activities
Net cash used in investing activities was $0.1 million and $14,000 during the three months ended March 31, 2022 and March 31, 2021, respectively, and was related to capital purchases, including laboratory equipment.
Financing Activities
Net cash provided by financing activities was $39.2 million during the three months ended March 31, 2022 and consisted primarily of approximately $38.9 million of proceeds from Oxford under the Amended 2020 Loan Agreement upon draw of the Term D Loan in February 2022. Additionally, we received approximately $0.4 million of proceeds upon the exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Interest Rate Risk
Our cash and cash equivalents consist of cash held in readily available checking and money market accounts. We are exposed to market risk related to fluctuations in interest rates and market prices. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. However, due to the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.
Effects of Inflation
Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the periods presented.
Foreign Currency Exchange Risk
We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States, and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. To date, we have not experienced any material effects from foreign currency fluctuations.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Except for the risk factor set forth below, which has been updated to reflect risks associated with current global conditions, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021:
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
While we expect to continue our current clinical trials and expect to initiate clinical trials in the near term for many of our therapeutic candidates, we do not independently conduct clinical trials. As such, while we perform certain functions internally, we currently rely and intend to continue to rely on third-party CROs, clinical data management organizations and consultants to help us design, conduct, supervise and monitor clinical trials of our therapeutic candidates. As a result, we will have less control over the timing, quality and other aspects of our clinical trials than we would have had we conducted them on our own. There is a limited number of third party service providers that specialize or have the expertise required to achieve our business objectives. If any of our relationships with these third-party CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative CROs or investigators or to do so on commercially reasonable terms. Further, these investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials. These third parties may also be susceptible to disruption as a result of health crises such as the COVID-19 pandemic or periods of societal unrest. For example, we currently retain CROs located in Hong Kong. These CROs may be negatively affected by, or subject to disruption arising from, the societal unrest and regulatory regime change related to China’s passage of a national security law exerting additional control by mainland China over activities in Hong Kong. In addition, regarding the current conflict in Ukraine, we do not have any clinical trial sites or operations in Ukraine or Russia. However, if the current conflict in the region continues, there is the potential for trial sites planned in other eastern European countries to slow or stop enrollment, or to be unable to administer our clinical trials. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy the legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines for any reason, our clinical development programs could be delayed and otherwise adversely affected.
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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank deposits and money market funds. Through March 31, 2022, we have used a portion of the net proceeds from our IPO for the research and development of our programs and for general corporate purposes. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 18, 2020.
(c) Issuer Purchases of Equity Securities
For the quarter ended March 31, 2022, we did not repurchase any equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
10.1	Fourth Amendment to Loan and Security Agreement, dated February 18, 2022, by and between the Company and Oxford Finance LLC		8-K	001-39452	02/22/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
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

INHIBRX, INC.

Date: May 9, 2022	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 9, 2022	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)