Form 10-Q
period 2022-06-30
Inhibrx, Inc.
filed 2022-08-08
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of July 29, 2022, the registrant had 39,057,686 shares of common stock outstanding.

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
•our and our third party partners’ and service providers’ ability to continue operations and advance our therapeutic candidates through clinical trials and the ability of our third party manufacturers to provide the required raw materials, antibodies and other biologics for our preclinical research and clinical trials in light of the COVID-19 pandemic, current market conditions and geopolitical events such as the ongoing conflict in Ukraine;
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

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	JUNE 30,	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$176,385	$131,301
Accounts receivable	243	373
Receivables from related parties	41	505
Prepaid expenses and other current assets	4,954	6,933
Total current assets	181,623	139,112
Property and equipment, net	2,878	3,153
Right-of-use asset	5,545	6,338
Other non-current assets	3,164	1,847
Total assets	$193,210	$150,450
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,247	$9,125
Accrued expenses	12,472	9,621
Current portion of deferred revenue	717	2,034
Current portion of lease liability	1,765	1,674
Total current liabilities	24,201	22,454
Long-term debt, net of current portion and including final payment fee	169,800	70,470
Non-current portion of lease liability	4,131	5,033
Non-current portion of deferred revenue	—	110
Total liabilities	198,132	98,067
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued or outstanding as of June 30, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 39,041,834 and 38,991,307 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in-capital	291,207	279,526
Accumulated deficit	(296,133)	(227,147)
Total stockholders’ equity (deficit)	(4,922)	52,383
Total liabilities and stockholders’ equity (deficit)	$193,210	$150,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Revenue:
License fee revenue	$711	$918	$1,626	$1,781
Grant revenue	—	36	14	62
Total revenue	711	954	1,640	1,843
Operating expenses:
Research and development	29,906	17,902	54,801	34,340
General and administrative	5,402	2,853	10,453	5,862
Total operating expenses	35,308	20,755	65,254	40,202
Loss from operations	(34,597)	(19,801)	(63,614)	(38,359)
Other income (expense):
Interest expense, net	(3,148)	(914)	(5,422)	(1,659)
Other income, net	17	5	54	21
Total other expense	(3,131)	(909)	(5,368)	(1,638)
Loss before income tax expense	(37,728)	(20,710)	(68,982)	(39,997)
Provision for income taxes	4	—	4	2
Net loss	(37,732)	(20,710)	(68,986)	(39,999)
Net loss per share, basic and diluted	$(0.97)	$(0.55)	$(1.77)	$(1.06)
Weighted-average shares of common stock outstanding, basic and diluted	39,040	37,824	39,029	37,780
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	38,991	$4	$279,526	$(227,147)	$52,383
Stock-based compensation expense	—	—	5,108	—	5,108
Issuance of shares upon exercise of stock options	35	—	401	—	401
Issuance of warrants	—	—	712	—	712
Net loss	—	—	—	(31,254)	(31,254)
Balance as of March 31, 2022	39,026	$4	$285,747	$(258,401)	$27,350
Stock-based compensation expense	—	—	5,296	—	5,296
Issuance of shares upon exercise of stock options	15	—	164	—	164
Net loss	—	—	—	(37,732)	(37,732)
Balance as of June 30, 2022	39,041	$4	$291,207	$(296,133)	$(4,922)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	37,712	$4	$220,848	$(145,379)	$75,473
Stock-based compensation expense	—	—	3,421	—	3,421
Issuance of shares upon exercise of stock options	93	—	988	—	988
Net loss	—	—	—	(19,289)	(19,289)
Balance as of March 31, 2021	37,805	$4	$225,257	$(164,668)	$60,593
Stock-based compensation expense	—	—	3,951	—	3,951
Issuance of shares upon exercise of stock options	44	—	485	—	485
Net loss	—	—	—	(20,710)	(20,710)
Balance as of June 30, 2021	37,849	$4	$229,693	$(185,378)	$44,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Cash flows from operating activities
Net loss	$(68,986)	$(39,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	614	589
Accretion of debt discount and non-cash interest expense	1,171	434
Stock-based compensation expense	10,404	7,372
Non-cash lease expense	793	731
(Gain) loss on disposal of fixed assets	6	(9)
Changes in operating assets and liabilities:
Accounts receivable	130	(135)
Receivables from related parties	464	222
Prepaid expenses and other current assets	2,029	(2,130)
Other non-current assets	(1,317)	—
Accounts payable	216	(3,572)
Accrued expenses and other current liabilities	2,851	(6,373)
Operating lease liability	(811)	(727)
Deferred revenue, current portion	(1,317)	156
Deferred revenue, non-current portion	(110)	(587)
Net cash used in operating activities	(53,863)	(44,028)
Cash flows from investing activities
Purchase of fixed assets	(439)	(428)
Proceeds from the sale of property and equipment	—	55
Net cash used in investing activities	(439)	(373)
Cash flows from financing activities
Proceeds from the issuance of debt	98,871	39,992
Payment of fees associated with debt	(50)	—
Proceeds from the exercise of stock options	565	1,473
Net cash provided by financing activities	99,386	41,465
Net increase (decrease) in cash and cash equivalents	45,084	(2,936)
Cash and cash equivalents at beginning of period	131,301	128,664
Cash and cash equivalents at end of period	$176,385	$125,728
Supplemental disclosure of cash flow information
Cash paid for interest	$3,975	$1,322
Cash paid for income taxes	$4	$2
Supplemental schedule of non-cash investing and financing activities
Fair value of warrants issued to lender in conjunction with February 2022 Amendment	$712	$—
Payable for purchase of fixed assets	$—	$33
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
Liquidity
As of June 30, 2022, the Company had an accumulated deficit of $296.1 million and cash and cash equivalents of $176.4 million. From its inception and through June 30, 2022, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations for at least 12 months from the date these condensed consolidated financial statements are issued. The Company plans to finance its future cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, strategic transactions, and other similar arrangements.
As discussed in Note 4, the Company entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent, or the ATM Offering. During the year ended December 31, 2021, the Company sold 921,042 shares pursuant to the Sales Agreement for net proceeds of $40.2 million, after deducting commissions. During the six months ended June 30, 2022, the Company did not issue any shares under the Sales Agreement.
As discussed in Note 3, the Company received $40.0 million in gross proceeds upon entering into the February 2022 Amendment to the 2020 Loan Agreement, as amended (both as defined below). Pursuant to the Amended 2020 Loan Agreement (as defined below), three additional tranches became available upon the occurrence of contingent events, for additional gross proceeds of up to $90.0 million. In June 2022, two of these tranches were drawn for additional gross proceeds of $60.0 million.
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
Impact of COVID-19 Pandemic
In response to the global COVID-19 pandemic, the Company continues to take the necessary precautions to ensure the safety of its employees and to minimize interruptions to its operations. The full impact of the COVID-19 outbreak continues to evolve as of the date of these financial statements. While the pandemic has not yet had a material effect on the Company’s financial results, the degree to which COVID-19, including new variants of the virus, may impact the Company’s financial condition, liquidity and future results of operations is uncertain. Management is actively monitoring the risks to public health and the impact of overall global business activity on its financial condition, liquidity, operations, suppliers, industry, and workforce.
The U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which, among a number of varied provisions aimed to ease tax burdens on companies during the COVID pandemic, permitted employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% was required to be paid by December 31, 2021 and the remaining 50% is required to be paid by December 31, 2022. The Company began deferring payment of the employer share of social security taxes in April 2020 and deferred a total of $0.4 million of such taxes during the period. The Company paid $0.3 million of deferred taxes during December 2021. As of June 30, 2022, the Company has a remaining deferred payment of $0.1 million of such taxes, which are classified as accrued expenses in the Company’s condensed consolidated balance sheets.
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
As of June 30, 2022 and December 31, 2021, the Company had no financial instruments measured at fair value on a recurring basis.
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
For purposes of the diluted net loss per share calculation, warrants for purchase of common stock and stock options are considered to be potentially dilutive securities. Accordingly, for the six months ended June 30, 2022 and June 30, 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in thousands):

	AS OF JUNE 30,
	2022	2021
Outstanding stock options	5,196	4,211
Warrants to purchase common stock	47	7
	5,243	4,218
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

2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2022	DECEMBER 31, 2021
Outside research and development services	$4,345	$6,343
Other	609	590
Prepaid expense and other current assets	$4,954	$6,933
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2022	DECEMBER 31, 2021
Machinery and equipment	$6,819	$6,286
Leasehold improvements	441	441
Computer software	42	42
Furniture and fixtures	514	514
Construction in process	78	281
Total property and equipment	7,894	7,564
Less: accumulated depreciation and amortization	(5,016)	(4,411)
Property and equipment, net	$2,878	$3,153
Depreciation and amortization expense totaled $0.3 million for each of the three months ended June 30, 2022 and June 30, 2021 and $0.6 million for each of the six months ended June 30, 2022 and June 30, 2021, and consisted of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Research and development	$248	$251	$506	$496
General and administrative	59	47	108	93
Total depreciation and amortization expense	$307	$298	$614	$589

Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2022	DECEMBER 31, 2021
Clinical trials(1)	$3,739	$4,496
Clinical drug substance and product manufacturing(2)	3,816	1,564
Other outside research and development	1,353	1,329
Compensation-related	1,606	1,322
Professional fees	944	261
Other	1,014	649
Accrued expenses	$12,472	$9,621
(1) Relates primarily to the Company’s usage of third-party CROs for management of clinical trials. See Note 1 for further discussion of the components of research and development.
(2) Relates primarily to the Company’s usage of third-party CDMOs for clinical and development efforts. See Note 1 for further discussion of the components of research and development.
3. DEBT
2020 Loan Agreement
On July 15, 2020, the Company entered into a loan and security agreement, or the 2020 Loan Agreement, with Oxford Finance LLC, or Oxford, pursuant to which it received $10.0 million in gross proceeds, or Term A. The 2020 Loan Agreement was subsequently amended in November 2020, or the November 2020 Amendment, upon which a second tranche in an aggregate principal amount of $20.0 million was funded, or Term B, and in June 2021, or the June 2021 Amendment, upon which a third tranche in an aggregate principal amount of $40.0 million was funded, or Term C. In February 2022, the Company entered into an additional amendment, or the February 2022 Amendment, to the 2020 Loan Agreement, collectively, the Amended 2020 Loan Agreement, upon which the Company received gross proceeds of $40.0 million, or Term D, net of $1.1 million of legal and amendment fees.
The February 2022 Amendment also provided for an increase in the interest rate and for three future tranches of debt to be funded upon the achievement of certain milestones. In June 2022, the Company received additional gross proceeds of $30.0 million, or Term E, following the initiation of part 4 of the Phase 1 clinical trial of INBRX-105, as well as an additional $30.0 million in gross proceeds, or Term F, following the receipt of positive topline data from the Phase 1 clinical trial of INBRX-101. One additional tranche with an aggregate principal amount of $30.0 million, or Term G, remains available to the Company, which will be funded subject to the initiation of the registrational clinical trial of INBRX-101 on or before June 30, 2023.
The Company determined the November 2020, June 2021, and February 2022 Amendments should be treated as modifications of the original 2020 Loan Agreement since the terms and resulting cash flows were not substantially changed upon each of the amendments.
As of June 30, 2022, the Company had $170.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The outstanding term loans will mature on January 1, 2027, or the Amended Maturity Date, and bear interest at a floating per annum rate equal to the greater of (1) 8.30% or (2) the sum of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (ii) 8.19%. The repayment schedule provides for interest-only payments through February 1, 2025. The interest-only period is followed by 23 months of equal payments of principal and interest beginning on March 1, 2025. The interest-only period may be extended by an additional 12 months in the event the Company raises at least $100.0 million in upfront licensing or partnership proceeds by February 2025, which would then be followed by 11 months of principal repayments. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. This final payment of $15.3 million is being accreted over the life of the Amended 2020 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loans in full prior to the

Amended Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending upon the timing of the prepayment.
The Company’s outstanding debt balance under the Amended 2020 Loan Agreement consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands).

	AS OF	AS OF
	JUNE 30, 2022	DECEMBER 31, 2021
Term A	$10,900	$10,900
Term B	21,800	21,800
Term C	43,600	43,600
Term D	43,600	—
Term E	32,700	—
Term F	32,700	—
Less: debt discount	(15,500)	(5,830)
Total debt	169,800	70,470
Less: Current portion, including debt discount	—	—
Long-term debt, including debt discount and final payment fee	$169,800	$70,470
As of June 30, 2022, and unless extended in accordance with the terms described above, the Company’s interest-only period will continue through January 2025, with principal payments beginning in February 2025. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF
JUNE 30, 2022
2025	$73,913
2026	88,696
2027	22,691
Total future minimum payments	185,300
Less: unamortized debt discount	(15,500)
Total debt	$169,800
The Company’s obligations under the Amended 2020 Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets with a positive lien on intellectual property. The Amended 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. Additionally, the Amended 2020 Loan Agreement requires a minimum cash balance of $20.0 million to be maintained in a collateral account. As of June 30, 2022, the Company is in compliance with all covenants under the Amended 2020 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the February 2022 Amendment, the Company issued 40,000 warrants to Oxford to purchase shares of the Company’s common stock at an exercise price of $45.00. Upon issuance, the warrants were classified as equity and recorded at their fair value of $0.7 million. See Note 4 for further discussion of these warrants.
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment. Interest expense was approximately $3.2 million and $1.0 million for the three months ended June 30, 2022 and June 30, 2021 and $5.5 million and $1.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively, all of which was related to the Amended 2020 Loan Agreement in each period.

4. STOCKHOLDERS’ EQUITY
Common Stock
In September 2021, the Company entered into the Sales Agreement with the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent, or the ATM Offering. Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During the year ended December 31, 2021, the Company sold 921,042 shares pursuant to the Sales Agreement for net proceeds of $40.2 million, after deducting commissions. During the six months ended June 30, 2022, the Company did not issue any shares under the Sales Agreement.
Common Stock Warrants
The Company has 7,354 warrants outstanding at an exercise price of $17.00 per share, which are exercisable for shares of common stock through their expiration date of July 15, 2030. As of June 30, 2022, the warrants are equity-classified and reflected in additional paid-in-capital at a fair value of $0.1 million.
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
5. EQUITY COMPENSATION PLAN
Stock Incentive Plan
The Company’s share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of June 30, 2022, an aggregate of 6.1 million shares of common stock were reserved for issuance under the 2017 Plan, of which 0.5 million were available.
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
A summary of the Company’s stock option activity under its 2017 Plan for the six months ended June 30, 2022 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	4,064	$22.19
Granted	1,407	$25.95
Exercised	(51)	$11.19
Forfeited	(224)	$28.50
Outstanding as of June 30, 2022	5,196	$23.04	8.1	$1,016
Vested and exercisable as of June 30, 2022	2,014	$17.40	6.7	$832
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 and June 30, 2021 was $1.0 million and $1.7 million, respectively. Aggregate intrinsic value of stock options exercised and outstanding is calculated using the fair value of common stock on the date of exercise and as of June 30, 2022, respectively.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value for the six months ended June 30, 2022 and June 30, 2021 were as follows:

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Risk-free interest rate	2.17%	0.65%
Expected volatility	85.12%	93.62%
Expected dividend yield	—%	—%
Expected term (in years)	6.08	6.08
Weighted average fair value	$18.75	$24.23
Stock-based compensation expense for stock options consisted of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Research and development	$3,540	$3,209	$7,219	$5,983
General and administrative	1,756	742	3,185	1,389
Total stock-based compensation expense	$5,296	$3,951	$10,404	$7,372
As of June 30, 2022, the Company had $58.3 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 3.0 years.
6. LICENSE AND GRANT REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
License fee revenue
Phylaxis BioScience, LLC	$413	$737	$1,087	$1,378
2seventy bio, Inc.	200	100	200	100
Chiesi Farmaceutici S.p.A.	98	81	339	303
Total license fee revenue	711	918	1,626	1,781

Grant revenue	—	36	14	62
Total revenue	$711	$954	$1,640	$1,843
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
During the three months ended June 30, 2022 and June 30, 2021, the Company recognized $0.4 million and $0.7 million of revenue related to this performance obligation, respectively. During the six months ended June 30, 2022 and June 30, 2021, the Company recognized $1.1 million and $1.4 million of revenue related to this performance obligation, respectively. As of June 30, 2022 and December 31, 2021, deferred revenue related to the Phylaxis Agreements was $14,000 and $1.1 million, respectively, all of which was classified as current at each date.
2seventy bio, Inc.
In June 2020, the Company entered into an Option and License Agreement with bluebird bio, Inc., or bluebird, pursuant to which the Company granted to bluebird exclusive worldwide rights to develop binders and cell therapy products containing single domain antibodies, or sdAbs, directed to specified targets, consisting of two initial programs and up to an additional 8 programs. The Company retains all rights to the specific sdAbs outside of the cell therapy field. This agreement, or the 2020 2seventy Agreement, was assigned to bluebird’s affiliate, 2seventy bio, Inc., or 2seventy, in November 2021 in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy.
In June 2020, the Company received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and is entitled to an upfront option fee for each additional program, on a program-by-program basis. In June 2022, 2seventy selected a third program and paid a non-refundable upfront option fee of $0.2 million in exchange for a development license. Under each of the three programs, the Company has granted an option in which 2seventy may acquire an exclusive license with respect to all binders and cell therapy products developed under this agreement, which entitles the Company to additional fees upon exercise of the option. In connection with each program for which 2seventy exercises its option, 2seventy will be required to pay the Company a one-time, non-refundable, non-creditable fee in the low-single-digit millions. The Company is also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits. Due to the uncertainty in the achievement of the developmental milestones and future sales, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period.
As of the effective date of the 2020 2seventy Agreement, the Company identified one performance obligation, which was the transfer of the exclusive development license to bluebird for the two initial programs. The Company determined that the option granted for an exclusive license in the future was not a material right. For the eight programs not identified upon execution of the contract, the Company evaluated the customer option for additional purchases and determined that those options for additional programs did not constitute material rights nor variable consideration. As additional programs are identified, the Company re-assesses its performance obligations and transaction price accordingly.
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
In June 2022, pursuant to the terms regarding the addition of new programs in the 2020 2seventy Agreement, the Company received a $0.2 million upfront option fee related to the selection of a third program and transferred the related know-how and development license. The Company recognized the $0.2 million of revenue at the point in time in which the program was added and the program term began.
During the three and six months ended June 30, 2022, the Company recognized $0.2 million of revenue related to this agreement in each period. During the three and six months ended June 30, 2021, the Company recognized $0.1 million of revenue related to this agreement in each period.
Chiesi
In May 2019, the Company entered into an Option Agreement, as amended by the First Amendment to Option Agreement, dated August 19, 2019, or the Chiesi Option Agreement, with Chiesi Farmaceutici S.p.A., or Chiesi, pursuant to which the Company granted to Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada. Additionally, the Chiesi Option Agreement provides Chiesi with a right of negotiation for INBRX-101 development and commercialization rights in the United States and Canada in the event that the Company engages in discussions with any third parties for such rights during the term of the Chiesi Option Agreement or, as applicable, the term of a definitive exclusive license agreement between Chiesi and the Company. Under the terms of the Chiesi Option Agreement, the Company received a one-time, non-refundable option initiation payment of $10.0 million in August 2019. If Chiesi chooses to exercise its option under the Chiesi Option Agreement, then Chiesi must pay the Company a one-time, non-refundable fee of $12.5 million upon the effective date of the definitive agreement granting Chiesi the exclusive license. If the option is exercised, under the license agreement, the Company may be entitled to receive specified milestone payments of up to $122.5 million, as well as royalties on future product sales.
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

The $10.0 million upfront payment has been allocated to the single performance obligation. Revenue is recognized over time as services are performed during the option period, based on the Company’s effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period. During the three months ended June 30, 2022 and June 30, 2021, the Company recognized $0.1 million in revenue related to this agreement in each period. During the six months ended June 30, 2022 and June 30, 2021, the Company recognized $0.3 million in revenue related to this agreement in each period. As of June 30, 2022, the Company has $0.7 million of deferred revenue related to this agreement, all of which is classified as current. As of December 31, 2021, the Company had $0.9 million and $0.1 million of current and non-current deferred revenue related to this agreement, respectively.
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
Elpiscience
In April 2018, the Company entered into a license agreement, or the OX40 License Agreement, with Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. Under this agreement, the Company is entitled to reimbursement for certain CMC and toxicology expenses incurred. The Company received $0.2 million in reimbursements under this agreement during the first quarter of 2022, and has received $5.3 million to date as of June 30, 2022. As of June 30, 2022, reimbursements of approximately $38,000 related to multi-year stability studies remain, which will be recognized and paid upon completion. Reimbursements under this contract are recognized as contra-expense as incurred.
In July 2020, the Company entered into an additional cost sharing agreement with Elpiscience related to the OX40 License Agreement. Under this agreement, the Company is entitled to reimbursement for certain formulation development costs. The Company received $0.3 million and $0.2 million in reimbursements under this agreement in the first quarter of 2022 and 2021, respectively, and has received $0.5 million of reimbursements to date as of June 30, 2022. Reimbursements under this contract are recognized as contra-expense as incurred.
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
The right-of-use asset and operating lease liability as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	AS OF	AS OF
	JUNE 30, 2022	DECEMBER 31, 2021
Right-of-use asset	$5,545	$6,338

Operating lease liability
Current	$1,765	$1,674
Non-current	4,131	$5,033
Total operating lease liability	$5,896	$6,707
During the three and six months ended June 30, 2022, the Company recognized operating lease expense of $0.8 million and $1.6 million, respectively. During the three and six months ended June 30, 2021, the Company recognized operating lease expense of $0.8 million and $1.5 million, respectively. During the three months ended June 30, 2022 and June 30, 2021, the Company paid $0.5 million for amounts included in the measurement of the lease liability in each period. During the six months ended June 30, 2022 and June 30, 2021, the Company paid $1.1 million for amounts included in the measurement of the lease liability in each period.
As of June 30, 2022 and December 31, 2021, the Company’s operating lease had a remaining term of 3.0 and 3.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 8.2% as of June 30, 2022 and December 31, 2021.
Future minimum rental commitments for the Company’s operating leases reconciled to the lease liability are as follows (in thousands):

AS OF
JUNE 30, 2022
2022	$1,089
2023	2,203
2024	2,247
2025	1,137
Thereafter	—
Total future minimum lease payments	$6,676
Less: imputed interest	(780)
Present value of operating lease liability	5,896
Less: current portion of operating lease liability	(1,765)
Non-current portion of operating lease liability	$4,131
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
We have multiple programs in various stages of development from discovery to preclinical to clinical. We currently have four programs in ongoing clinical trials. Three of these programs are for the treatment of various cancers, and one for the treatment of Alpha-1 Antitrypsin Deficiency, or AATD, as shown below:

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

INBRX-101 is an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy candidate for AATD. In March 2022, the U.S. Food and Drug Administration, or FDA, granted orphan-drug designation for INBRX-101 for the treatment of AATD. In May 2022, we announced topline results from the INBRX-101 Phase 1 clinical trial. The data revealed the potential to achieve normal AAT levels with monthly dosing and showed the treatment was well tolerated with no drug-related severe or serious adverse events at doses up to and including 120 mg/kg in single and multi-dose administered intravenously. We have submitted our briefing book to the FDA for the end-of-Phase 1 meeting planned to occur later in 2022.
Our most advanced therapeutic candidate, INBRX-109, is a tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, mesothelioma, colorectal cancer, Ewing sarcoma and pancreatic adenocarcinoma. We have ongoing Phase 1 cohorts with INBRX-109 in combination with standard chemotherapies in several indications. In June 2021, we initiated a potentially registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma for which the FDA granted orphan-drug designation in November 2021. We plan to announce additional cohort data from the isocitrate dehydrogenase, or IDH, mutant population later this year at the annual conference hosted by the Connective Tissue Oncology Society’s, or CTOS.
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
INBRX-105 is a conditional 4-1BB agonist that is currently being investigated as a single agent and in combination with Keytruda in patients with locally advanced or metastatic solid tumors. In June 2022, we announced Phase 1 dosed escalation results for INBRX-105 in combination with Keytruda. These results showed INBRX-105 was reasonably well-tolerated and we observed durable responses in checkpoint-naïve and relapsed refractory patients.
We anticipate additional data releases from INBRX-105 and INBRX-106 during the second or third quarter of 2023.

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
The sale of equity securities includes proceeds under our initial public offering, or IPO, from which our aggregate net proceeds from the offering were $125.9 million, net of underwriting discounts, commissions and offering costs, as well as proceeds under our Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent. Under the Sales Agreement, which we entered into in September 2021, we may, from time to time, sell shares of common stock through the Sales Agent with an aggregate offering price of up to $200.0 million. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our $400.0 million Shelf Registration on Form S-3ASR, which became automatically effective upon filing on September 3, 2021. During the year ended December 31, 2021, we sold 921,042 shares pursuant to the Sales Agreement for net proceeds of $40.2 million, after deducting commissions. During the six months ended June 30, 2022, we did not issue any shares under the Sales Agreement.
Our borrowings under the loan and security agreement, or the Amended 2020 Loan Agreement, with Oxford Finance LLC, or Oxford, include $170.0 million in gross proceeds received in six tranches between July 2020 and June 2022. We have one future $30.0 million tranche available under the Amended 2020 Loan Agreement which we may draw upon the initiation of a registrational clinical trial of INBRX-101 on or before June 30, 2023.
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
Our net loss for the six months ended June 30, 2022 and June 30, 2021 was $69.0 million and $40.0 million, respectively. As of June 30, 2022, we had an accumulated deficit of $296.1 million and cash and cash equivalents of $176.4 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date these condensed consolidated financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
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

Until such time, if ever, we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including strategic licensing and collaborations, disposition transactions, strategic transactions, or other similar arrangements and transactions. However, there can be no assurance as to the availability or terms upon which such finances or capital might be available in the future. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our intellectual property on less favorable terms than we would otherwise choose. These actions could materially impact our business, results of operations, financial condition, and prospects.
Our future liquidity and capital funding requirements will depend on numerous factors, including:
•the outcome, costs and timing of preclinical studies and clinical trials for our current or future therapeutic candidates;
•whether and when we are able to obtain marketing approval to market any of our therapeutic candidates and the outcome of meetings with applicable regulatory agencies, including the FDA;
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
We have two leases for our laboratory and office space, which expire in 2025, with an option to extend the leases for an additional five years. As of June 30, 2022, we have future minimum rental obligations under these leases of $6.7 million, of which $2.2 million and $4.5 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 8 to the condensed consolidated financial statements.
Under the Amended 2020 Loan Agreement, we are required to make interest-only payments through February 2025, with all principal payments and final fee payments beginning in March 2025 and continuing through the maturity date, or January 2027. As of June 30, 2022, we have an obligation of $237.6 million of long-term debt, including interest and final fee payments, of which $14.1 million and $223.5 million are current and non-current, respectively. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 to the condensed consolidated financial statements.

We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $8.9 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of June 30, 2022.
While these contracts are generally cancellable, some may contain specific activities that involve one or more non-cancellable commitments, including minimum purchase commitments, binding annual forecasts, and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of June 30, 2022, the non-cancellable portion of these contracts total in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date, approximately $2.3 million.
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
On June 9, 2020, we entered into the 2020 2seventy Agreement, which was also assigned to 2seventy in November 2021 in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy. In June 2020, we received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and we are entitled to an upfront option fee for each additional program. In June 2022, 2seventy selected a third program and paid an additional $0.2 million as a non-refundable upfront option fee in exchange for a development license. We also granted options in which 2seventy may acquire an exclusive license with respect to all binders and cell therapy products developed under the 2020 2seventy Agreement, which entitles us to additional fees upon exercise of an option for each program. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits.
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
Chiesi
In May 2019, we entered into the Chiesi Option Agreement. Under this agreement, we granted to Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada. Additionally, the Chiesi Option Agreement provides Chiesi with a right of negotiation for INBRX-101 development and commercialization rights in the United States and Canada in the event we engage in discussions with any third parties for such rights during the term of the Chiesi Option Agreement or, as applicable, the term of a definitive exclusive license agreement between Chiesi and the Company. Under the terms of the Chiesi Option Agreement, we received a one-time, non-refundable option initiation payment of $10.0 million in August 2019. Pursuant to the Chiesi Option Agreement, we are performing research and development services for Chiesi during the option period, which will continue (unless the Chiesi Option Agreement is terminated earlier by the Chiesi or the Company) until 60 days following the last to occur of (i) the Company’s delivery to Chiesi of the trial phase data for the first Phase I Clinical Trial, (ii) the Company’s delivery to Chiesi of the finalized minutes from the definitive FDA scientific advice meeting conducted following completion of such Phase I Clinical Trial, and (iii) the Company’s delivery to Chiesi of the finalized minutes from the definitive parallel EMA-HTA scientific advice meeting conducted following completion of such Phase I Clinical Trial.
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

◦expenses associated with regulatory requirements, including fees and other expenses related to our Scientific Advisory Board, or SAB; and
◦other external expenses, such as laboratory services related to our discovery and development programs and other shared services, and
•Internal expenses, consisting of:
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
•expenses incurred in connection with accounting and audit services, legal services, and investor relations, as well as consulting expenses under agreements with third parties, such as consultants and contractors;

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
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and June 30, 2021
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	($)	(%)
Revenue:
License fee revenue	$711	$918	$(207)	(23)%
Grant revenue	—	36	(36)	(100)%
Total revenue	711	954	(243)	(25)%
Operating expense:
Research and development	29,906	17,902	12,004	67%
General and administrative	5,402	2,853	2,549	89%
Total operating expense	35,308	20,755	14,553	70%
Loss from operations	(34,597)	(19,801)	(14,796)	75%
Other income (expense)
Interest expense, net	(3,148)	(914)	(2,234)	244%
Other income, net	17	5	12	240%
Total other expense	(3,131)	(909)	(2,222)	244%
Provision for income taxes	4	—	4	100%
Net loss	$(37,732)	$(20,710)	$(17,022)	82%
License Fee Revenue
License fee revenue decreased by $0.2 million to $0.7 million during the three months ended June 30, 2022 from $0.9 million during the three months ended June 30, 2021. During the three months ended June 30, 2022, approximately $0.4 million of license fee revenue recognized was related to our agreements with Phylaxis while approximately $0.1 million of license fee revenue recognized was related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi. Additionally, during the three months ended June 30, 2022, we earned $0.2 million under our option and license agreement with 2seventy in which we granted them an exclusive option and development license upon initiation of a third program. During the three months ended June 30, 2021, approximately $0.1 million of license fee revenue recognized was related to our option agreement with Chiesi, while approximately $0.7 million of license fee revenue recognized was related to our agreements with Phylaxis. In addition, we recognized $0.1 million as an option extension fee under our option and license agreement with bluebird.

Grant Revenue
Grant revenue during the three months ended June 30, 2021 consisted of revenue earned under a grant with the Department of Defense of $36,000. During the three months ended June 30, 2022, there was no grant revenue following the completion of our grant with the Department of Defense in the first quarter of 2022.
Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	($)	(%)
External expenses:
Clinical trials	$9,503	$5,796	$3,707	64%
Contract manufacturing	7,059	315	6,744	2,141%
Preclinical studies	989	1,131	(142)	(13)%
Other external research and development	755	725	30	4%
Internal expenses:
Personnel	8,821	7,202	1,619	22%
Equipment, depreciation, and facility	1,520	1,357	163	12%
Other internal research and development	1,259	1,376	(117)	(9)%
Total research and development expenses	$29,906	$17,902	$12,004	67%
Research and development expenses increased by $12.0 million to $29.9 million during the three months ended June 30, 2022 from $17.9 million during the three months ended June 30, 2021. The overall increase was primarily due to the following factors:
•clinical trial expense increased by $3.7 million, primarily related to increases in Phase 1 trial expenses, including the purchase of Keytruda used in combination with INBRX-105 in our Phase 1 clinical trial, as well as continued expenses related to our INBRX-109 potentially registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma, which was initiated in the second quarter of 2021;
•contract manufacturing expense increased by $6.7 million due to greater production run costs at our CDMO partners to support our clinical and preclinical therapeutic candidates, including larger yield batch sizes, drug substance batch manufacturing in preparation for a Phase 2 trial supply, and pilot batch production for a preclinical candidate; and
•personnel-related expense increased by $1.6 million, attributable to an increase in headcount including significant expansion of our clinical operations and technical operations teams, as well as the issuance of additional stock options and the expansion of the bonus eligibility pool during the current year.
G&A Expense
G&A expenses increased by $2.5 million to $5.4 million during the three months ended June 30, 2022 from $2.9 million during the three months ended June 30, 2021. The overall increase during the three months ended June 30, 2022 was primarily due to the following factors:
•personnel expenses increased by $1.7 million, primarily related to an increase in headcount primarily due to building out our commercial strategy team, additional stock option grants to employees, and the expansion of the bonus eligibility pool in the current year;
•pre-commercialization expenses increased by $0.4 million, primarily related to market research expenses in connection with INBRX-101 and INBRX-109; and

•other G&A expense of $0.2 million of expenses related to our participation in a conference in which we presented data for INBRX-101.
Other income (expense)
Interest expense, net. Interest expense, net, increased by $2.2 million to $3.1 million during the three months ended June 30, 2022 from $0.9 million during the three months ended June 30, 2021. During the three months ended June 30, 2022, we recorded $3.2 million of interest related to interest paid and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had an outstanding principal balance of $170.0 million as of June 30, 2022. During the three months ended June 30, 2021, we incurred $1.0 million of interest related to interest paid and the amortization of debt discounts related to the Amended 2020 Loan with Oxford, under which we had an outstanding principal balance of $70.0 million as of June 30, 2021. Interest expense was offset in part by $0.1 million of interest income in each period.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	($)	(%)
Revenue:
License fee revenue	$1,626	$1,781	$(155)	(9)%
Grant revenue	14	62	(48)	(77)%
Total revenue	1,640	1,843	(203)	(11)%
Operating expense:
Research and development	54,801	34,340	20,461	60%
General and administrative	10,453	5,862	4,591	78%
Total operating expense	65,254	40,202	25,052	62%
Loss from operations	(63,614)	(38,359)	(25,255)	66%
Other income (expense)
Interest expense, net	(5,422)	(1,659)	(3,763)	227%
Other income, net	54	21	33	157%
Total other expense	(5,368)	(1,638)	(3,730)	228%
Provision for income taxes	4	2	2	100%
Net loss	$(68,986)	$(39,999)	$(28,987)	72%
License Fee Revenue
License fee revenue decreased by $0.2 million to $1.6 million during the six months ended June 30, 2022 from $1.8 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, approximately $1.1 million of license fee revenue recognized was related to our agreements with Phylaxis while approximately $0.3 million of license fee revenue recognized was related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi. Additionally, during the six months ended June 30, 2022, we earned $0.2 million under our option and license agreement with 2seventy in which we granted an exclusive option and development license upon initiation of a third program. During the six months ended June 30, 2021, approximately $0.3 million of license fee revenue recognized was related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi, while approximately $1.4 million of license fee revenue recognized was related to our agreements with Phylaxis. In addition, we recognized $0.1 million as an option extension fee under our option and license agreement with 2seventy.
Grant Revenue
Grant revenue of $14,000 and $62,000 during the six months ended June 30, 2022 and June 30, 2021, respectively, consisted of revenue earned under a grant with the Department of Defense.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2022	2021	($)	(%)
External expenses:
Clinical trials	$14,510	$9,197	$5,313	58%
Contract manufacturing	13,952	2,917	11,035	378%
Preclinical studies	1,981	1,744	237	14%
Other external research and development	1,841	1,470	371	25%
Internal expenses:
Personnel	17,249	13,939	3,310	24%
Equipment, depreciation, and facility	2,903	2,662	241	9%
Other internal research and development	2,365	2,411	(46)	(2)%
Total research and development expenses	$54,801	$34,340	$20,461	60%
Research and development expenses increased by $20.5 million to $54.8 million during the six months ended June 30, 2022 from $34.3 million during the six months ended June 30, 2021. The overall increase was primarily due to the following factors:
•clinical trial expense increased by $5.3 million, primarily related to increases in Phase 1 trial expenses, including the purchase of Keytruda used in combination with INBRX-105 in our Phase 1 clinical trial, as well as continued expenses related to our INBRX-109 potentially registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma, which was initiated in the second quarter of 2021;
•contract manufacturing expense increased by $11.0 million due to greater production run costs at our CDMO partners supporting our clinical and preclinical therapeutic candidates, including larger yield batch sizes, drug substance batch manufacturing in preparation for a Phase 2 trial supply, pilot batch production for a preclinical candidate, and drug process development and manufacturing;
•personnel-related expense increased by $3.3 million, which was attributable to an increase in our headcount including significant expansion of our clinical operations and technical operations teams, the issuance of additional stock options, and the expansion of the bonus eligibility pool in the current year; and
•facility and equipment-related expense increased by $0.2 million, which was attributable to an increase in depreciable equipment.
G&A Expense
G&A expenses increased by $4.6 million to $10.5 million during the six months ended June 30, 2022 from $5.9 million during the six months ended June 30, 2021. The overall increase during the six months ended June 30, 2022, was primarily due to the following factors:
•personnel expenses increased by $3.1 million, related to an increase in headcount primarily due to building out our commercial strategy team, additional stock option grants to employees, and the expansion of the bonus eligibility pool in the current year;
•pre-commercialization expenses increased by $0.9 million, primarily related to $0.8 million in market research expenses related to INBRX-101 and INBRX-109 and $0.1 million in other consulting expenses related to our commercial strategy efforts;

•accounting fees increased by $0.3 million due to additional services required following the establishment of our ATM facility, as well as other consultation fees; and
•other G&A expense of $0.2 million related to our participation in a conference in which we presented data for INBRX-101.
Other Expense
Interest expense, net. Interest expense, net, increased by $3.7 million to $5.4 million during the six months ended June 30, 2022 from $1.7 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, we recorded $5.5 million of interest related to interest paid and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had an outstanding principal balance of $170.0 million as of June 30, 2022. Interest expense was offset in part by $0.1 million of interest income during the six months ended June 30, 2022. During the six months ended June 30, 2021, we recorded interest expense of $1.7 million of interest related to interest paid and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had an outstanding principal balance of $70.0 million as of June 30, 2021.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2022	2021

Net cash used in operating activities	$(53,863)	$(44,028)
Net cash used in investing activities	(439)	(373)
Net cash provided by financing activities	99,386	41,465
Net increase (decrease) in cash and cash equivalents	$45,084	$(2,936)
Operating Activities
Net cash used in operating activities was $53.9 million during the six months ended June 30, 2022 and consisted primarily of a net loss of $69.0 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $1.2 million, stock-based compensation expense of $10.4 million, depreciation and amortization of $0.6 million, and non-cash lease expense of $0.8 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to decreases in prepaid expenses and other current assets of $2.0 million and accrued expenses and other current liabilities of $2.9 million due to the timing of clinical activity and contract manufacturing work performed by our CDMO partners. These were offset by increases in other non-current assets of $1.3 million relating to deposits paid to one of our CRO partners. Additionally, deferred revenue decreased by $1.4 million upon the recognition of revenue under our option and license agreements and the operating lease liability decreased by $0.8 million.
Net cash used in operating activities was $44.0 million during the six months ended June 30, 2021 and consisted primarily of a net loss of $40.0 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $0.4 million, stock-based compensation expense of $7.4 million, depreciation and amortization of $0.6 million, and non-cash lease expense of $0.7 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to an increase in prepaid expenses and other current assets of $2.1 million and a decrease in accounts payable of $3.6 million and accrued expenses and other current liabilities of $6.4 million due to the timing of clinical activity and contract manufacturing work performed by our CDMO partners. Additionally, deferred revenue decreased by $0.4 million and the operating lease liability decreased by $0.7 million.
Investing Activities
Net cash used in investing activities was $0.4 million during each of the six months ended June 30, 2022 and June 30, 2021, and was related to capital purchases, including laboratory equipment.
Financing Activities
Net cash provided by financing activities was $99.4 million during the six months ended June 30, 2022 and consisted primarily of approximately $98.9 million of proceeds from Oxford under the Amended 2020 Loan Agreement upon draw of the Term D Loan in February 2022 and the Term E and Term F Loans in June 2022. Additionally, we received approximately $0.6 million of proceeds upon the exercise of stock options.
Net cash provided by financing activities was $41.5 million during the six months ended June 30, 2021 and consisted primarily of approximately $40.0 million of gross proceeds from Oxford under the Amended 2020 Loan Agreement upon draw of the Term C Loan. Additionally, we received approximately $1.5 million of proceeds received upon the exercise of stock options.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2022.
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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank deposits and money market funds. Through June 30, 2022, we have used a portion of the net proceeds from our IPO for the research and development of our programs and for general corporate purposes. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 18, 2020.
(c) Issuer Purchases of Equity Securities
For the quarter ended June 30, 2022, we did not repurchase any equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
10.1	Fifth Amendment to Loan and Security Agreement, dated June 15, 2022, by and between the Company and Oxford Finance LLC		8-K	001-39452	06/16/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
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

INHIBRX, INC.

Date: August 8, 2022	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 8, 2022	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)