Form 10-Q
period 2022-09-30
Inhibrx, Inc.
filed 2022-11-07
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of October 31, 2022, the registrant had 43,551,422 shares of common stock outstanding.

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
•the timing or likelihood of regulatory filings and approvals, including whether INBRX-101, or any other product candidate, receives approval from the FDA, or similar regulatory authority, for an accelerated approval process;
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

TABLE OF CONTENTS

		Page
	Part I. Financial Information
Item 1.	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and September 30, 2021 (unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and September 30, 2021 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021 (unaudited)	8
	Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.	Controls and Procedures	41

	Part II. Other Information	42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	45
Item 6.	Exhibits	46

	Signatures	47

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$146,073	$131,301
Accounts receivable	243	373
Receivables from related parties	72	505
Prepaid expenses and other current assets	7,366	6,933
Total current assets	153,754	139,112
Property and equipment, net	2,799	3,153
Right-of-use asset	5,135	6,338
Other non-current assets	3,164	1,847
Total assets	$164,852	$150,450
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,569	$9,125
Accrued expenses	14,605	9,621
Current portion of deferred revenue	440	2,034
Current portion of lease liability	1,812	1,674
Total current liabilities	25,426	22,454
Long-term debt, including final payment fee	170,819	70,470
Non-current portion of lease liability	3,657	5,033
Non-current portion of deferred revenue	—	110
Total liabilities	199,902	98,067
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2022 and December 31, 2021; no shares issued or outstanding as of September 30, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 39,087,173 and 38,991,307 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in-capital	296,404	279,526
Accumulated deficit	(331,458)	(227,147)
Total stockholders’ equity (deficit)	(35,050)	52,383
Total liabilities and stockholders’ equity (deficit)	$164,852	$150,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Revenue:
License fee revenue	$278	$2,508	$1,904	$4,289
Grant revenue	—	24	14	86
Total revenue	278	2,532	1,918	4,375
Operating expenses:
Research and development	24,934	18,485	79,735	52,825
General and administrative	5,347	2,848	15,800	8,710
Total operating expenses	30,281	21,333	95,535	61,535
Loss from operations	(30,003)	(18,801)	(93,617)	(57,160)
Other income (expense):
Interest expense, net	(5,340)	(1,778)	(10,762)	(3,437)
Other income (expense), net	18	(1)	72	20
Total other expense	(5,322)	(1,779)	(10,690)	(3,417)
Loss before income tax expense	(35,325)	(20,580)	(104,307)	(60,577)
Provision for income taxes	—	—	4	2
Net loss	(35,325)	(20,580)	(104,311)	(60,579)
Net loss per share, basic and diluted	$(0.90)	$(0.54)	$(2.67)	$(1.60)
Weighted-average shares of common stock outstanding, basic and diluted	39,071	37,893	39,043	37,818
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	38,991	$4	$279,526	$(227,147)	$52,383
Stock-based compensation expense	—	—	5,108	—	5,108
Issuance of shares upon exercise of stock options	35	—	401	—	401
Issuance of warrants	—	—	712	—	712
Net loss	—	—	—	(31,254)	(31,254)
Balance as of March 31, 2022	39,026	$4	$285,747	$(258,401)	$27,350
Stock-based compensation expense	—	—	5,296	—	5,296
Issuance of shares upon exercise of stock options	15	—	164	—	164
Net loss	—	—	—	(37,732)	(37,732)
Balance as of June 30, 2022	39,041	$4	$291,207	$(296,133)	$(4,922)
Stock-based compensation expense	—	—	4,691	—	4,691
Issuance of shares upon exercise of stock options	45	—	506	—	506
Net loss	—	—	—	(35,325)	(35,325)
Balance as of September 30, 2022	39,086	$4	$296,404	$(331,458)	$(35,050)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	37,712	$4	$220,848	$(145,379)	$75,473
Stock-based compensation expense	—	—	3,421	—	3,421
Issuance of shares upon exercise of stock options	93	—	988	—	988
Net loss	—	—	—	(19,289)	(19,289)
Balance as of March 31, 2021	37,805	$4	$225,257	$(164,668)	$60,593
Stock-based compensation expense	—	—	3,951	—	3,951
Issuance of shares upon exercise of stock options	44	—	485	—	485
Net loss	—	—	—	(20,710)	(20,710)
Balance as of June 30, 2021	37,849	$4	$229,693	$(185,378)	$44,319
Stock-based compensation expense	—	—	3,493	—	3,493
Issuance of shares upon exercise of stock options	84	—	968	—	968
Net loss	—	—	—	(20,580)	(20,580)
Balance as of September 30, 2021	37,933	$4	$234,154	$(205,958)	$28,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Cash flows from operating activities
Net loss	$(104,311)	$(60,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	923	888
Accretion of debt discount and non-cash interest expense	2,190	833
Stock-based compensation expense	15,095	10,865
Non-cash lease expense	1,203	1,108
(Gain) loss on disposal of fixed assets	18	(9)
Changes in operating assets and liabilities:
Accounts receivable	130	(38)
Receivables from related parties	433	150
Prepaid expenses and other current assets	(383)	(2,586)
Other non-current assets	(1,317)	—
Accounts payable	(724)	(1,232)
Accrued expenses and other current liabilities	4,984	(5,053)
Operating lease liability	(1,238)	(1,111)
Deferred revenue, current portion	(1,594)	(312)
Deferred revenue, non-current portion	(110)	(627)
Net cash used in operating activities	(84,701)	(57,703)
Cash flows from investing activities
Purchase of fixed assets	(419)	(597)
Proceeds from the sale of property and equipment	—	55
Net cash used in investing activities	(419)	(542)
Cash flows from financing activities
Proceeds from the issuance of debt	98,871	39,992
Payment of fees associated with debt	(50)	—
Proceeds from the exercise of stock options	1,071	2,441
Deferred offering costs paid	—	(148)
Net cash provided by financing activities	99,892	42,285
Net increase (decrease) in cash and cash equivalents	14,772	(15,960)
Cash and cash equivalents at beginning of period	131,301	128,664
Cash and cash equivalents at end of period	$146,073	$112,704
Supplemental disclosure of cash flow information
Cash paid for interest	$7,834	$2,001
Cash paid for income taxes	$4	$2

Supplemental schedule of non-cash investing and financing activities
Fair value of warrants issued to lender in conjunction with February 2022 Amendment	$712	$—
Payable for purchase of fixed assets	$261	$78
Deferred offering costs included in accounts payable and accrued expenses	$—	$198
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Inhibrx, Inc., or the Company, or Inhibrx, is a clinical-stage biopharmaceutical company focused on developing a broad pipeline of novel biologic therapeutic candidates. The Company combines a deep understanding of target biology with innovative protein engineering, proprietary discovery technologies, and an integrative approach to research and development to design highly differentiated therapeutic candidates. The Company’s current pipeline is focused on oncology and orphan diseases.
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
Liquidity
As of September 30, 2022, the Company had an accumulated deficit of $331.5 million and cash and cash equivalents of $146.1 million. From its inception and through September 30, 2022, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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
As discussed in Note 4, the Company entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent, or the ATM Offering. During the year ended December 31, 2021, the Company sold 921,042 shares pursuant to the Sales Agreement for net proceeds of $40.2 million, after deducting commissions. During the nine months ended September 30, 2022, the Company did not issue any shares under the Sales Agreement.
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
The U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which, among a number of varied provisions, aimed to ease tax burdens on companies during the COVID pandemic, permitted employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. Of the amounts deferred, 50% was required to be paid by December 31, 2021 and the remaining 50% is required to be paid by December 31, 2022. The Company began deferring payment of the employer share of social security taxes in April 2020 and deferred a total of $0.4 million of such taxes during the period. The Company paid $0.3 million of deferred taxes during December 2021. As of September 30, 2022, the Company has a remaining deferred payment of $0.1 million of such taxes, which are classified as accrued expenses in the Company’s condensed consolidated balance sheets.
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
As of September 30, 2022 and December 31, 2021, the Company had no financial instruments measured at fair value on a recurring basis.
Deferred Offering Costs
The Company capitalizes costs that are directly associated with equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds of the offering. Legal, accounting, and filing fees related directly to the Company’s Sales Agreement are capitalized as deferred offering costs. Deferred offering costs associated with the Sales Agreement are reclassified to additional paid-in capital when the Company completes offerings under the Company’s Shelf Registration on Form S-3ASR. In November 2021, the Company completed an ATM Offering under the Sales Agreement and offset $1.7 million of offering costs against the proceeds.
Financial Instruments with Characteristics of Both Liabilities and Equity
The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or ASC 480-10, and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or ASC 815-40. Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in other expense, net in the condensed consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or under another applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. The Company’s outstanding warrants do not meet the requirements for liability classification under ASC-480-10 or ASC-815-40. Therefore, the warrants were treated as equity at the time of issuance.
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
The Company considers a variety of factors in determining the appropriate estimates and assumptions under these arrangements, such as whether the elements are distinct performance obligations, whether there are observable stand-alone prices, and whether any licenses are functional or symbolic. The Company evaluates each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time. Typically, license fees, non-refundable upfront fees, and funding of research activities are considered fixed, while milestone payments are identified as variable consideration which must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price. The Company estimates the amount of variable consideration using the most likely amount, as milestone payments typically only have two possible outcomes. The Company recognizes revenue for sales-based royalty promised in exchange for the license of intellectual property only when the subsequent sale occurs. In the case of an agreement which provides the partner with an option to license a therapeutic or therapeutic candidate in the future, the Company evaluates whether this option represents a material right at the inception of the agreement. If determined to be a material right, the Company will consider the option a separate performance obligation. The Company has historically concluded that the option to grant a license in the future is not a material right as it is contingent upon future events which may not occur. When an option is exercised, the Company will identify any separate performance obligations.
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
For purposes of the diluted net loss per share calculation, warrants for purchase of common stock and stock options are considered to be potentially dilutive securities. Accordingly, for the nine months ended September 30, 2022 and September 30, 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in thousands):

	AS OF SEPTEMBER 30,
	2022	2021
Outstanding stock options	5,269	3,983
Warrants to purchase common stock	47	7
	5,316	3,990
Segment Information
The Company operates under one segment which develops biologic therapeutic candidates. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies. The Company believes that the impact of the recently issued accounting pronouncements that are not yet effective will not have a material impact on its condensed consolidated financial condition or results of operations upon adoption.
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
2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Outside research and development services	$6,539	$6,343
Other	827	590
Prepaid expense and other current assets	$7,366	$6,933
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Machinery and equipment	$6,976	$6,286
Leasehold improvements	441	441
Computer software	53	42
Furniture and fixtures	524	514
Construction in process	65	281
Total property and equipment	8,059	7,564
Less: accumulated depreciation and amortization	(5,260)	(4,411)
Property and equipment, net	$2,799	$3,153
Depreciation and amortization expense totaled $0.3 million for each of the three months ended September 30, 2022 and September 30, 2021 and $0.9 million for each of the nine months ended September 30, 2022 and September 30, 2021, and consisted of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Research and development	$251	$250	$757	$746
General and administrative	58	49	166	142
Total depreciation and amortization expense	$309	$299	$923	$888

Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Clinical trials(1)	$3,950	$4,496
Clinical drug substance and product manufacturing(2)	3,697	1,564
Other outside research and development	1,418	1,329
Compensation-related	2,712	1,322
Professional fees	1,011	261
Other	1,817	649
Accrued expenses	$14,605	$9,621
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
The February 2022 Amendment also provided for an increase in the interest rate and for three future tranches of debt to be funded upon the achievement of certain milestones. In June 2022, the Company received additional gross proceeds of $30.0 million, or Term E, following the initiation of part 4 of the Phase 1 clinical trial of INBRX-105, as well as an additional $30.0 million in gross proceeds, or Term F, following the receipt of positive topline data from the Phase 1 clinical trial of INBRX-101. One additional tranche with an aggregate principal amount of $30.0 million, or Term G, remains available to the Company, which will be funded subject to the initiation of a registrational clinical trial of INBRX-101 on or before June 30, 2023.
The Company determined the November 2020, June 2021, and February 2022 Amendments should be treated as modifications of the original 2020 Loan Agreement since the terms and resulting cash flows were not substantially changed upon each of the amendments.
As of September 30, 2022, the Company had $170.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The outstanding term loans will mature on January 1, 2027, or the Amended Maturity Date, and bear interest at a floating per annum rate equal to the greater of (1) 8.30% or (2) the sum of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (ii) 8.19%. The repayment schedule provides for interest-only payments through February 1, 2025. The interest-only period is followed by 23 months of equal payments of principal and interest beginning on March 1, 2025. The interest-only period may be extended by an additional 12 months in the event the Company raises at least $100.0 million in upfront licensing or partnership proceeds by February 2025, which would then be followed by 11 months of principal repayments. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. This final payment of $15.3 million is being accreted over the life of the Amended 2020 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loans in full prior to the

Amended Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending upon the timing of the prepayment.
The Company’s outstanding debt balance under the Amended 2020 Loan Agreement consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands).

	AS OF	AS OF
	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Term A	$10,900	$10,900
Term B	21,800	21,800
Term C	43,600	43,600
Term D	43,600	—
Term E	32,700	—
Term F	32,700	—
Less: debt discount	(14,481)	(5,830)
Long-term debt, including debt discount and final payment fee	$170,819	$70,470
As of September 30, 2022, and unless extended in accordance with the terms described above, the Company’s interest-only period will continue through January 2025, with principal payments beginning in February 2025. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF
SEPTEMBER 30, 2022
2025	$73,913
2026	88,696
2027	22,691
Total future minimum payments	185,300
Less: unamortized debt discount	(14,481)
Total debt	$170,819
The Company’s obligations under the Amended 2020 Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets with a positive lien on intellectual property. The Amended 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. Additionally, the Amended 2020 Loan Agreement requires a minimum cash balance of $20.0 million to be maintained in a collateral account. As of September 30, 2022, the Company is in compliance with all covenants under the Amended 2020 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the February 2022 Amendment, the Company issued 40,000 warrants to Oxford to purchase shares of the Company’s common stock at an exercise price of $45.00. Upon issuance, the warrants were classified as equity and recorded at their fair value of $0.7 million. See Note 4 for further discussion of these warrants.
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment. Interest expense was approximately $5.5 million and $1.8 million for the three months ended September 30, 2022 and September 30, 2021 and $11.1 million and $3.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, all of which was related to the Amended 2020 Loan Agreement in each period.

4. STOCKHOLDERS’ EQUITY
Common Stock
In September 2021, the Company entered into the Sales Agreement with the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent, or the ATM Offering. Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During the year ended December 31, 2021, the Company sold 921,042 shares pursuant to the Sales Agreement for net proceeds of $40.2 million, after deducting commissions. During the nine months ended September 30, 2022, the Company did not issue any shares under the Sales Agreement.
Common Stock Warrants
The Company has 7,354 warrants outstanding at an exercise price of $17.00 per share, which are exercisable for shares of common stock through their expiration date of July 15, 2030. As of September 30, 2022, the warrants are equity-classified and reflected in additional paid-in-capital at a fair value of $0.1 million.
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
5. EQUITY COMPENSATION PLAN
Stock Incentive Plan
The Company’s share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of September 30, 2022, an aggregate of 6.1 million shares of common stock were reserved for issuance under the 2017 Plan, of which 0.3 million were available.
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
A summary of the Company’s stock option activity under its 2017 Plan for the nine months ended September 30, 2022 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	4,064	$22.19
Granted	1,682	$24.32
Exercised	(96)	$11.17
Forfeited	(381)	$30.73
Outstanding as of September 30, 2022	5,269	$22.45	7.9	$13,157
Vested and exercisable as of September 30, 2022	2,247	$18.26	6.5	$9,894
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 and September 30, 2021 was $1.4 million and $3.4 million, respectively. Aggregate intrinsic value of stock options exercised and outstanding is calculated using the fair value of common stock on the date of exercise and as of September 30, 2022, respectively.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value for the nine months ended September 30, 2022 and September 30, 2021 were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Risk-free interest rate	2.45%	0.67%
Expected volatility	85.23%	93.55%
Expected dividend yield	—%	—%
Expected term (in years)	6.08	6.08
Weighted average fair value	$17.15	$24.01
Stock-based compensation expense for stock options consisted of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Research and development	$3,545	$2,696	$10,764	$8,679
General and administrative	1,146	797	4,331	2,186
Total stock-based compensation expense	$4,691	$3,493	$15,095	$10,865
As of September 30, 2022, the Company had $52.2 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 2.8 years.
6. LICENSE AND GRANT REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
License fee revenue
Phylaxis BioScience, LLC	$14	$460	$1,101	$1,838
2seventy bio, Inc.	—	2,000	200	2,100
Chiesi Farmaceutici S.p.A.	264	48	603	351
Total license fee revenue	278	2,508	1,904	4,289

Grant revenue	—	24	14	86
Total revenue	$278	$2,532	$1,918	$4,375
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
The Company identified the transfer of the exclusive licenses for, and performance of, development services to modify the first and second compounds as one performance obligation and allocated the transaction price evenly between the two compounds. Revenue related to the performance obligation will be recognized over time as services are performed, based on the Company’s progress to satisfy the performance obligation. During the third quarter of 2022, the Company fulfilled this performance obligation in full and recognized all remaining deferred revenue under this contract.
During the three months ended September 30, 2022 and September 30, 2021, the Company recognized $14,000 and $0.5 million of revenue related to this performance obligation, respectively. During the nine months ended September 30, 2022 and September 30, 2021, the Company recognized $1.1 million and $1.8 million of revenue related to this performance obligation, respectively. As of September 30, 2022, there was no deferred revenue remaining related to the Phylaxis Agreements. As of December 31, 2021, there was $1.1 million of deferred revenue related to the Phylaxis Agreements, all of which was classified as current.
2seventy bio, Inc.
2018 License Agreement
On December 20, 2018, the Company entered into a License Agreement with bluebird bio, Inc., or bluebird, whereby the Company granted bluebird the exclusive, worldwide rights to develop, manufacture, and commercialize certain cell therapy products containing binders. In November 2021, bluebird assigned the agreement, which we refer to as the 2018 2seventy Agreement, to its affiliate, 2seventy bio, Inc., or 2seventy, in connection with an internal restructuring and subsequent spin-out of 2seventy. Under the 2018 2seventy Agreement, the Company is entitled to receive specified development milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits. Due to the uncertainty in the achievement of the developmental milestones, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period.
In July 2021, a milestone event under the 2018 2seventy Agreement was achieved and the Company recognized $2.0 million of revenue at that point in time. The Company received the associated $2.0 million payment in August 2021. During each of the three and nine months ended September 30, 2021, the Company recognized a total of $2.0 million in revenue related to this agreement. During the three and nine months ended September 30, 2022, the Company recognized no revenue related to this agreement.
2020 License Agreement
In June 2020, the Company entered into an Option and License Agreement with bluebird pursuant to which the Company granted to bluebird exclusive worldwide rights to develop binders and cell therapy products containing single domain antibodies, or sdAbs, directed to specified targets, consisting of two initial programs and up to an additional 8 programs. The Company retains all rights to the specific sdAbs outside of the cell therapy field. This agreement, or the 2020 2seventy Agreement, was assigned to bluebird’s affiliate, 2seventy, in November 2021 in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy.
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
During the nine months ended September 30, 2022 and September 30, 2021, the Company recognized $0.2 million and $0.1 million of revenue related to this agreement, respectively. During the three months ended September 30, 2022 and September 30, 2021, the Company recognized no revenue related to this agreement in either period.
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
The Company has identified one performance obligation as of the effective date of the Chiesi Option Agreement, which is to perform research and development services for Chiesi during the option period, which will continue (unless the Chiesi Option Agreement is terminated earlier by Chiesi or the Company) until 60 days following the last to occur of (i) the Company’s delivery to Chiesi of the trial phase data for the first Phase I Clinical Trial, (ii) the Company’s delivery to Chiesi of the finalized minutes from the definitive U.S. Food and Drug Administration, or FDA, scientific advice meeting conducted following completion of such Phase I Clinical Trial, and (iii) the Company’s delivery to Chiesi of the finalized minutes from the definitive parallel European Medicines Agency health technology assessment scientific advice meeting conducted following completion of such Phase I Clinical Trial. The Company has determined that the option to grant a license in the future is not a material right.
The $10.0 million upfront payment has been allocated to the single performance obligation. Revenue is recognized over time as services are performed during the option period, based on the Company’s effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period. During the three months ended September 30, 2022, the Company recognized $0.3 million in revenue related to this agreement. During the three months ended September 30, 2021, the Company recognized no revenue related to this agreement. During the nine months ended September 30, 2022 and September 30, 2021, the Company recognized $0.6 million and $0.4 million in revenue related to this agreement, respectively. As of September 30, 2022, the Company has $0.4 million of deferred revenue related to this agreement, all of which is classified as current deferred revenue. As of December 31, 2021, the Company had $0.9 million and $0.1 million of current and non-current deferred revenue related to this agreement, respectively.
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
Elpiscience
In April 2018, the Company entered into a license agreement, or the OX40 License Agreement, with Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. Under this agreement, the Company is entitled to reimbursement for certain CMC and toxicology expenses incurred. The Company received $0.2 million in reimbursements under this agreement during the first quarter of 2022, and has received $5.3 million to date as of September 30, 2022. During the three months ended September 30, 2022, the Company derecognized $32,000 as contra-expenses, which are recorded as receivables from affiliates as of September 30, 2022. No further reimbursements remain under this contract following the receipt of this balance.

In July 2020, the Company entered into an additional cost sharing agreement with Elpiscience related to the OX40 License Agreement. Under this agreement, the Company is entitled to reimbursement for certain formulation development costs. The Company received $0.3 million and $0.2 million in reimbursements under this agreement in the first quarter of 2022 and 2021, respectively, and has received $0.5 million of reimbursements to date as of September 30, 2022. Reimbursements under this contract are recognized as contra-expense as incurred.
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
The right-of-use asset and operating lease liability as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Right-of-use asset	$5,135	$6,338

Operating lease liability
Current	$1,812	$1,674
Non-current	3,657	$5,033
Total operating lease liability	$5,469	$6,707
During the three and nine months ended September 30, 2022, the Company recognized operating lease expense of $0.9 million and $2.5 million, respectively. During the three and nine months ended September 30, 2021, the Company recognized operating lease expense of $0.8 million and $2.3 million, respectively. During the three months ended September 30, 2022 and September 30, 2021, the Company paid $0.5 million for amounts included in the measurement of the lease liability in each period. During the nine months ended September 30, 2022 and September 30, 2021, the Company paid $1.6 million for amounts included in the measurement of the lease liability in each period.
As of September 30, 2022 and December 31, 2021, the Company’s operating lease had a remaining term of 2.8 and 3.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 8.2% as of September 30, 2022 and December 31, 2021.

Future minimum rental commitments for the Company’s operating leases reconciled to the lease liability are as follows (in thousands):

AS OF
SEPTEMBER 30, 2022
2022	$544
2023	2,203
2024	2,247
2025	1,137
Thereafter	—
Total future minimum lease payments	$6,131
Less: imputed interest	(662)
Present value of operating lease liability	5,469
Less: current portion of operating lease liability	(1,812)
Non-current portion of operating lease liability	$3,657
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
9. SUBSEQUENT EVENTS
For the unaudited interim condensed consolidated financial statements as of September 30, 2022, the Company evaluated subsequent events to assess the need for potential recognition or disclosure in these financial statements. Based upon this evaluation, it was determined that no additional subsequent events required recognition or disclosure in these condensed consolidated financial statements, other than disclosures related to those outlined below.
On October 3, 2022, the Company entered into an amendment to the Amended 2020 Loan Agreement, or the October 2022 Amendment. The October 2022 Amendment amended the milestone terms of the last remaining tranche, Term G, under the Amended 2020 Loan Agreement to provide for the funding of $30.0 million upon the announcement of the regulatory path for INBRX-101 rather than upon the initiation of a potential registration-enabling clinical trial of INBRX-101. On October 4, 2022, the Company met this milestone and on October 24, 2022, drew the final tranche for additional gross proceeds of $30.0 million.
In October 2022, the Company sold 4,332,354 shares of its common stock pursuant to its Sales Agreement for net proceeds of $127.4 million after deducting commissions.

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
Overview
We are a clinical-stage biopharmaceutical company with a pipeline of novel biologic therapeutic candidates, developed using our protein engineering expertise and proprietary single domain antibody, or sdAb, platform. Our sdAb platform allows us to pursue validated targets with clinical promise where other antibody and biologic based approaches have failed. Highly modular, our sdAbs can be combined with precise valencies and multiple specificities, creating therapeutic candidates designed to be capable of enhanced cell signaling, conditional activation or combined synergistic functions.
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

INBRX-101 is an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy candidate for AATD. In March 2022, the U.S. Food and Drug Administration, or FDA, granted orphan-drug designation for INBRX-101 for the treatment of AATD. In May 2022, we announced topline results from the INBRX-101 Phase 1 clinical trial. At our end-of-Phase 1 meeting, the FDA requested additional data on the correlation between functional AAT levels and the clinical benefit in AATD to further support serum AAT levels as a surrogate endpoint that is reasonably likely to predict clinical benefit, a prerequisite for the FDA’s Accelerated Approval Program. We believe the data revealed the potential to achieve normal AAT levels with monthly dosing and showed the treatment was well tolerated with no drug-related severe or serious adverse events at doses up to and including 120 mg/kg in single and multi-dose administered intravenously. We plan to initiate, during the first quarter of 2023, a potential registration-enabling clinical trial using functional AAT as a surrogate endpoint, with the intent to submit for regulatory approval under the FDA’s Accelerated Approval Program.
Our most advanced therapeutic candidate, INBRX-109, is a tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, mesothelioma, colorectal cancer, Ewing sarcoma and pancreatic adenocarcinoma. We have ongoing Phase 1 cohorts with INBRX-109 in combination with standard chemotherapies in several indications. In June 2021, we initiated a potentially registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma for which the FDA and European Medicine Agency, or EMA, granted orphan-drug designation in November 2021 and August 2022, respectively. We plan to announce data from the isocitrate dehydrogenase, or IDH, mutant population cohort at the annual Connective Tissue Oncology Society’s conference in November 2022.
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
INBRX-105 is a conditional 4-1BB agonist that is currently being investigated as a single agent and in combination with Keytruda in patients with locally advanced or metastatic solid tumors. In June 2022, we announced Phase 1 dose escalation results for INBRX-105 in combination with Keytruda. These results showed INBRX-105 was reasonably well-tolerated and we observed durable responses in checkpoint-naïve and relapsed refractory patients.
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
The sale of equity securities includes proceeds under our initial public offering, or IPO, from which our aggregate net proceeds from the offering were $125.9 million, net of underwriting discounts, commissions and offering costs, as well as proceeds under our Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent. Under the Sales Agreement, which we entered into in September 2021, we may, from time to time, sell shares of common stock through the Sales Agent with an aggregate offering price of up to $200.0 million. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our $400.0 million Shelf Registration on Form S-3ASR, which became automatically effective upon filing on September 3, 2021. During the year ended December 31, 2021, we sold 921,042 shares pursuant to the Sales Agreement for net proceeds of $40.2 million, after deducting commissions. During the nine months ended September 30, 2022, we did not issue any shares under the Sales Agreement. In October 2022, we sold 4,332,354 shares pursuant to the Sales Agreement for net proceeds of $127.4 million.
Our borrowings under the loan and security agreement, or the Amended 2020 Loan Agreement, with Oxford Finance LLC, or Oxford, include $200.0 million in gross proceeds received in seven tranches between July 2020 and October 2022. As of September 30, 2022, we had $170.0 million in gross proceeds received to date under the Amended 2020 Loan Agreement.
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
Our net loss for the nine months ended September 30, 2022 and September 30, 2021 was $104.3 million and $60.6 million, respectively. As of September 30, 2022, we had an accumulated deficit of $331.5 million and cash and cash equivalents of $146.1 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date these condensed consolidated financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
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

Until such time, if ever, we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including strategic licensing and collaborations, disposition transactions, strategic transactions, or other similar arrangements and transactions, and from time to time, we engage in discussions with potential acquirers regarding the disposition of one or more of our product candidates. However, there can be no assurance as to the availability or terms upon which such finances or capital might be available in the future. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our intellectual property on less favorable terms than we would otherwise choose. These actions could materially impact our business, results of operations, financial condition, and prospects.
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
We have two leases for our laboratory and office space, which expire in 2025, with an option to extend the leases for an additional five years. As of September 30, 2022, we have future minimum rental obligations under these leases of $6.1 million, of which $2.2 million and $3.9 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 8 to the condensed consolidated financial statements.
Under the Amended 2020 Loan Agreement, we are required to make interest-only payments through February 2025, with all principal payments and final fee payments beginning in March 2025 and continuing through the maturity date, or January 2027, unless extended by a financing event as defined in the Amended 2020 Loan Agreement. In October 2022, the interest-only period was extended by an additional 12 months upon the raise of at least $100.0 million in upfront licensing or partnership proceeds, which would then be followed by 11 months of principal repayments.

As of September 30, 2022, we had an obligation of $234.6 million of long-term debt, including interest and final fee payments, of which $14.7 million and $219.9 million are current and non-current, respectively. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 and Note 9 to the condensed consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $9.1 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of September 30, 2022.
While these contracts are generally cancellable, some may contain specific activities that involve one or more non-cancellable commitments, including minimum purchase commitments, binding annual forecasts, and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of September 30, 2022, the non-cancellable portion of these contracts total in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date, approximately $2.3 million.
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
2seventy bio Agreements
On December 20, 2018, we entered into an exclusive license agreement with bluebird bio, Inc., or bluebird, to research, develop and commercialize CAR T-cell therapies using our proprietary sdAb platform. In November 2021, bluebird assigned this license agreement, or the 2018 2seventy Agreement, to its affiliate 2seventy bio, Inc., or 2seventy, in connection with an internal restructuring and subsequent spin-out of 2seventy. Under the terms of this license agreement, we provided 2seventy the exclusive worldwide rights to develop, manufacture and commercialize certain cell therapy products containing sdAbs directed to various cancer targets. In January 2019, we received a $7.0 million payment and pursuant to the license agreement, we are entitled to receive developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single digits. In August 2021, we received a $2.0 million milestone payment under this agreement.
On June 9, 2020, we entered into an additional license agreement with bluebird, or the 2020 2seventy Agreement, which was also assigned to 2seventy in November 2021 in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy. In June 2020, we received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and we are entitled to an upfront option fee for each additional program. In June 2022, 2seventy selected a third program and paid an additional $0.2 million as a non-refundable upfront option fee in exchange for a development license. We also granted options in which 2seventy may acquire an exclusive license with respect to all binders and cell therapy products developed under the 2020 2seventy Agreement, which entitles us to additional fees upon exercise of an option for each program. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits.
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
Chiesi
In May 2019, we entered into an option agreement with Chiesi, or the Chiesi Option Agreement. Under this agreement, we granted to Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada. Additionally, the Chiesi Option Agreement provides Chiesi with a right of negotiation for INBRX-101 development and commercialization rights in the United States and Canada in the event we engage in discussions with any third parties for such rights during the term of the Chiesi Option Agreement or, as applicable, the term of a definitive exclusive license agreement between Chiesi and the Company. Under the terms of the Chiesi Option Agreement, we received a one-time, non-refundable option initiation payment of $10.0 million in August 2019. Pursuant to the Chiesi Option Agreement, we are performing research and development services for Chiesi during the option period, which will continue (unless the Chiesi Option Agreement is terminated earlier by the Chiesi or the Company) until 60 days following the last to occur of (i) the Company’s delivery to Chiesi of the trial phase data for the first Phase I Clinical Trial, (ii) the Company’s delivery to Chiesi of the finalized minutes from the definitive FDA scientific advice meeting conducted following completion of such Phase I Clinical Trial, and (iii) the Company’s delivery to Chiesi of the finalized minutes from the definitive parallel EMA health technology assessment scientific advice meeting conducted following completion of such Phase I Clinical Trial.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and September 30, 2021
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	($)	(%)
Revenue:
License fee revenue	$278	$2,508	$(2,230)	(89)%
Grant revenue	—	24	(24)	(100)%
Total revenue	278	2,532	(2,254)	(89)%
Operating expense:
Research and development	24,934	18,485	6,449	35%
General and administrative	5,347	2,848	2,499	88%
Total operating expense	30,281	21,333	8,948	42%
Loss from operations	(30,003)	(18,801)	(11,202)	60%
Other income (expense)
Interest expense, net	(5,340)	(1,778)	(3,562)	200%
Other income (expense), net	18	(1)	19	(1,900)%
Total other expense	(5,322)	(1,779)	(3,543)	199%
Provision for income taxes	—	—	—	100%
Net loss	$(35,325)	$(20,580)	$(14,745)	72%
License Fee Revenue
License fee revenue decreased by $2.2 million to $0.3 million during the three months ended September 30, 2022 from $2.5 million during the three months ended September 30, 2021. During the three months ended September 30, 2022, we recognized all remaining deferred revenue related to our agreements with Phylaxis for total license fee revenue of approximately $14,000 during the period. Additionally, during the three months ended September 30, 2022, we recognized approximately $0.3 million of license fee revenue related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi. During the three months ended September 30, 2021, we recognized $2.0 million upon the achievement of a milestone under our license agreement with 2seventy. In addition, approximately $0.5 million of license fee revenue recognized was related to our agreements with Phylaxis while approximately $48,000 of license fee revenue recognized was related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi.
Grant Revenue
Grant revenue during the three months ended September 30, 2021 consisted of revenue earned under a grant with the Department of Defense of $24,000. During the three months ended September 30, 2022, there was no grant revenue following the completion of our grant with the Department of Defense in the first quarter of 2022.
Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	($)	(%)
External expenses:
Clinical trials	$6,870	$6,048	$822	14%
Contract manufacturing	5,064	794	4,270	538%
Preclinical studies	397	1,528	(1,131)	(74)%
Other external research and development	637	857	(220)	(26)%
Internal expenses:
Personnel	9,052	6,781	2,271	33%
Equipment, depreciation, and facility	1,552	1,401	151	11%
Other internal research and development	1,362	1,076	286	27%
Total research and development expenses	$24,934	$18,485	$6,449	35%
Research and development expenses increased by $6.4 million to $24.9 million during the three months ended September 30, 2022 from $18.5 million during the three months ended September 30, 2021. The overall increase was primarily due to the following factors:
•clinical trial expense increased by $0.8 million, primarily attributable to the continued expenses related to the progression of our INBRX-109 potentially registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma, which was initiated in the second quarter of 2021;
•contract manufacturing expense increased by $4.3 million due to greater production run costs at our CDMO partners to support our clinical and preclinical therapeutic candidates, including larger yield batch sizes, drug substance batch manufacturing in preparation for a Phase 2 trial supply, and pilot batch production for a preclinical candidate;
•preclinical studies expense decreased by $1.1 million due to the completion of several preclinical studies initiated during 2021; and
•personnel-related expense increased by $2.3 million, primarily related to an increase in headcount including significant expansion of our clinical operations and technical operations teams, as well as the issuance of additional stock options and the expansion of the bonus eligibility pool during the current year.
G&A Expense
G&A expenses increased by $2.5 million to $5.3 million during the three months ended September 30, 2022 from $2.8 million during the three months ended September 30, 2021. The overall increase during the three months ended September 30, 2022 was primarily due to the following factors:

•personnel-related expenses increased by $1.4 million, attributable to an increase in headcount primarily due to building out our commercial strategy team, additional stock option grants to employees, and the expansion of the bonus eligibility pool in the current year;
•pre-commercialization expenses increased by $0.8 million, primarily related to market research expenses in connection with INBRX-101 and INBRX-109, and other expenses incurred in relation to scientific publications;
•facility and equipment-related expense increased by $0.2 million, which was primarily attributable to an increase in software and other depreciable equipment.
Other income (expense)
Interest expense, net. Interest expense, net, increased by $3.5 million to $5.3 million during the three months ended September 30, 2022 from $1.8 million during the three months ended September 30, 2021. During the three months ended September 30, 2022, we recorded $5.5 million of interest related to interest paid and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had an outstanding principal balance of $170.0 million as of September 30, 2022. Interest expense was offset in part by $0.2 million of interest income during the period. During the three months ended September 30, 2021, we incurred $1.8 million of interest related to interest paid and the amortization of debt discounts related to the Amended 2020 Loan, under which we had an outstanding principal balance of $70.0 million as of September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	($)	(%)
Revenue:
License fee revenue	$1,904	$4,289	$(2,385)	(56)%
Grant revenue	14	86	(72)	(84)%
Total revenue	1,918	4,375	(2,457)	(56)%
Operating expense:
Research and development	79,735	52,825	26,910	51%
General and administrative	15,800	8,710	7,090	81%
Total operating expense	95,535	61,535	34,000	55%
Loss from operations	(93,617)	(57,160)	(36,457)	64%
Other income (expense)
Interest expense, net	(10,762)	(3,437)	(7,325)	213%
Other income, net	72	20	52	260%
Total other expense	(10,690)	(3,417)	(7,273)	213%
Provision for income taxes	4	2	2	100%
Net loss	$(104,311)	$(60,579)	$(43,732)	72%
License Fee Revenue
License fee revenue decreased by $2.4 million to $1.9 million during the nine months ended September 30, 2022 from $4.3 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, approximately $1.1 million of license fee revenue recognized was related to our agreements with Phylaxis as we completed our performance obligation under this contract and recognized all remaining deferred revenue. Additionally, we recognized approximately $0.6 million of license fee revenue related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi. During the nine months ended September 30, 2022, we also earned $0.2 million under our option and license agreement with 2seventy in which we granted an exclusive option and development license upon initiation of a third program. During the nine months ended September 30, 2021, we recognized $2.0 million upon the achievement of a milestone under the 2018 2seventy Agreement and an additional $0.1 million upon an option term extension under the 2020 2seventy Agreement. In addition, approximately $1.8 million of license fee revenue recognized was related to our agreements with Phylaxis, while approximately $0.4 million of license fee revenue recognized was related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under the Chiesi Option Agreement.
Grant Revenue
Grant revenue of $14,000 and $86,000 during the nine months ended September 30, 2022 and September 30, 2021, respectively, consisted of revenue earned under a grant with the Department of Defense.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2022	2021	($)	(%)
External expenses:
Clinical trials	$21,380	$15,245	$6,135	40%
Contract manufacturing	19,016	3,710	15,306	413%
Preclinical studies	2,378	3,272	(894)	(27)%
Other external research and development	2,477	2,327	150	6%
Internal expenses:
Personnel	26,302	20,720	5,582	27%
Equipment, depreciation, and facility	4,455	4,063	392	10%
Other internal research and development	3,727	3,488	239	7%
Total research and development expenses	$79,735	$52,825	$26,910	51%
Research and development expenses increased by $26.9 million to $79.7 million during the nine months ended September 30, 2022 from $52.8 million during the nine months ended September 30, 2021. The overall increase was primarily due to the following factors:
•clinical trial expense increased by $6.1 million, primarily related to increases in Phase 1 trial expenses, including the purchase of Keytruda used in combination with INBRX-105 in our Phase 1 clinical trial, as well as continued expenses related to our INBRX-109 potentially registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma, which was initiated in the second quarter of 2021;
•contract manufacturing expense increased by $15.3 million due to greater production run costs at our CDMO partners supporting our clinical and preclinical therapeutic candidates, including larger yield batch sizes, drug substance batch manufacturing in preparation for a Phase 2 trial supply, pilot batch production for a preclinical candidate, and drug process development and manufacturing;
•pre-clinical expense decreased by $0.9 million due to the completion of several preclinical studies initiated during 2021;
•personnel-related expense increased by $5.6 million, which was attributable to an increase in our headcount including significant expansion of our clinical operations and technical operations teams, the issuance of additional stock options, and the expansion of the bonus eligibility pool in the current year; and
•facility and equipment-related expense increased by $0.4 million, which was attributable to an increase in depreciable equipment.
G&A Expense
G&A expenses increased by $7.1 million to $15.8 million during the nine months ended September 30, 2022 from $8.7 million during the nine months ended September 30, 2021. The overall increase during the nine months ended September 30, 2022, was primarily due to the following factors:
•personnel-related expenses increased by $4.5 million, related to an increase in headcount primarily due to building out our commercial strategy team, additional stock option grants to employees, and the expansion of the bonus eligibility pool in the current year;
•pre-commercialization expenses increased by $1.6 million, primarily related to market research expenses related to INBRX-101 and INBRX-109, and other expenses incurred in relation to scientific publications and our commercial strategy efforts;

•accounting fees increased by $0.3 million due to additional professional services required following the establishment of our ATM facility, as well as other consultation fees; and
•facility and equipment-related expense increased by $0.4 million, which was primarily attributable to an increase in software and other depreciable equipment; and
•other G&A expense of $0.2 million of expenses related to our participation in a conference in which we presented data for INBRX-101.
Other Expense
Interest expense, net. Interest expense, net, increased by $7.4 million to $10.8 million during the nine months ended September 30, 2022 from $3.4 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we recorded $11.1 million of interest related to interest paid and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had an outstanding principal balance of $170.0 million as of September 30, 2022. Interest expense was offset in part by $0.3 million of interest income during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we recorded $3.6 million of interest related to interest paid and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had an outstanding principal balance of $70.0 million as of September 30, 2021. Interest expense was offset in part by $0.2 million of interest income during the nine months ended September 30, 2021.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021

Net cash used in operating activities	$(84,701)	$(57,703)
Net cash used in investing activities	(419)	(542)
Net cash provided by financing activities	99,892	42,285
Net increase (decrease) in cash and cash equivalents	$14,772	$(15,960)
Operating Activities
Net cash used in operating activities was $84.7 million during the nine months ended September 30, 2022 and consisted primarily of a net loss of $104.3 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $2.2 million, stock-based compensation expense of $15.1 million, depreciation and amortization of $0.9 million, and non-cash lease expense of $1.2 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to increases in prepaid expenses and other current assets of $0.4 million and accrued expenses and other current liabilities of $5.0 million due to the timing of clinical activity and contract manufacturing work performed by our CDMO partners. These were offset by increases in other non-current assets of $1.3 million relating to deposits paid to one of our CRO partners. Additionally, deferred revenue decreased by $1.7 million upon the recognition of revenue under our option and license agreements and the operating lease liability decreased by $1.2 million.
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
Investing Activities
Net cash used in investing activities was $0.4 million and $0.5 million during the nine months ended September 30, 2022 and September 30, 2021, respectively, and was primarily related to capital purchases, including laboratory equipment.
Financing Activities
Net cash provided by financing activities was $99.9 million during the nine months ended September 30, 2022 and consisted primarily of approximately $98.9 million of proceeds from Oxford under the Amended 2020 Loan Agreement upon draw of the Term D Loan in February 2022 and the Term E and Term F Loans in June 2022. Additionally, we received approximately $1.1 million of proceeds upon the exercise of stock options.
Net cash provided by financing activities was $42.3 million during the nine months ended September 30, 2021 and consisted primarily of approximately $40.0 million of proceeds from Oxford under the Amended 2020 Loan Agreement upon draw of the Term C Loan. Additionally, we received approximately $2.4 million of proceeds received upon the exercise of stock options.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank deposits and money market funds. Through September 30, 2022, we have used the net proceeds from our IPO for the research and development of our programs and for general corporate purposes. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on August 18, 2020.
(c) Issuer Purchases of Equity Securities
For the quarter ended September 30, 2022, we did not repurchase any equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Amendment and Restatement of Executive Officer Employment Agreements
The following information is being included in this Item 5 in lieu of filing such information on a Current Report on Form 8-K under Item 5.02. Compensatory Arrangements of Certain Officers.
On November 4, 2022, in connection with the regularly scheduled review of executive compensation, the compensation committee of our Board of Directors approved, effective as of January 1, 2023, annual salary increases for Mark Lappe, Brendan Eckelman, Ph.D., and Kelly Deck, as well as increased target annual bonus opportunities for Mark Lappe and Kelly Deck. The employment agreements of Mark Lappe and Kelly Deck have been amended and restated accordingly, effective as of January 1, 2023. All other terms remain the same. The amended and restated employment agreements attached to this Quarterly Report as Exhibits 10.2 and 10.3 will supersede and replace the current employment agreements previously filed with the Securities and Exchange Commission.

Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
10.1	Sixth Amendment to Loan and Security Agreement, dated October 3, 2022, by and between the Company and Oxford Finance LLC		8-K	001-39452	10/4/2022
10.2^	Third Amended and Restated Executive Employment Agreement, effective as of January 1, 2023, by and between the Company and Mark Lappe	X
10.3^	Second Amended and Restated Executive Employment Agreement, effective as of January 1, 2023, by and between the Company and Kelly Deck	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
*    This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
^    Management compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INHIBRX, INC.

Date: November 7, 2022	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 7, 2022	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)