Form 10-K
period 2022-12-31
Inhibrx, Inc.
filed 2023-03-06
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.           ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                Yes ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes  ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $331.2 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $11.35 per share.
As of February 28, 2023, the registrant had 43,572,060 shares of common stock outstanding.

Documents Incorporated By Reference
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

INHIBRX, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022

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
•our financial performance;
•our expectations regarding the continued evolution of the impact of the COVID-19 pandemic on our business;
•our and our third party partners’ and service providers’ ability to continue operations and advance our therapeutic candidates through clinical trials and the ability of our third party manufacturers to provide the required raw materials, antibodies and other biologics for our preclinical research and clinical trials in light of the COVID-19 pandemic, current market conditions and geopolitical events, such as the ongoing conflict in Ukraine;
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

Part I.
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company with a pipeline of novel biologic therapeutic candidates, developed using our proprietary modular protein engineering platforms. Our most advanced therapeutic candidate, INBRX-109, is in a potentially registration-enabling study in Chondrosarcoma and we plan to initiate a potentially registration-enabling trial for INBRX-101 in Alpha-1 Antitrypsin Deficiency, or AATD, in the first half of 2023 and a clinical trial in acute Graft-versus -host-disease, or aGvHD, in the second half of 2023.
We leverage our innovative protein engineering technologies and deep understanding of target biology to create therapeutic candidates with attributes and mechanisms superior to current approaches and applicable to a range of challenging, validated targets with high potential.
Our current clinical pipeline includes therapeutic candidates in the following categories:
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

Our Leadership Team
We have assembled a team with deep scientific, manufacturing, and clinical experience in discovering and developing protein therapeutics, as well as an accomplished commercial team with the expertise to successfully bring our therapeutic candidates, if approved, to market. Our in-house capabilities span the disciplines of discovery, protein engineering, cell biology, translational research, chemistry, manufacturing and controls, or CMC, clinical development, and commercialization. Members of our team bring experience from multiple organizations including Genentech, Inc., Gilead Sciences, Inc., Merck & Co., Novartis AG, and Pfizer Inc. Our board of directors is comprised of individuals with proven business and scientific accomplishments and significant operating knowledge of our company.
Our Strategy
Our mission is to discover and develop effective biologic treatments for people with life-threatening conditions and to evolve Inhibrx into a commercial-stage biopharmaceutical company with a differentiated and sustainable product portfolio by focusing on the following:
Rapidly advance and optimize the clinical development of our lead programs.
We currently have four clinical therapeutic candidates, each with key data or milestone events expected in 2023. Since entering the clinic, we have made great strides with all of our programs and believe we have the potential to reach the marketplace as soon as 2025 with our first commercial therapeutic.
Apply our protein engineering platforms to create differentiated, next-generation therapeutics in focused disease areas with particular emphasis on oncology.
We continue to focus our internal clinical development where we believe we can create effective and flexible solutions to address the challenges of validated targets in areas with a high unmet medical need. Our modular protein engineering platforms enable us to efficiently identify optional therapeutic formats customized to the target biology.
Maintain our culture of innovation, execution and efficiency.
We have successfully built an innovative culture that encourages scientific risk-taking within the bounds of our data-driven philosophy. This enables our research and development team to discover numerous promising preclinical candidates cost effectively, from which we select what we believe are highly differentiated programs for clinical development.
Maximize the potential of our therapeutic pipeline.
We have a disciplined strategy to maximize the potential of our therapeutic pipeline by retaining development and commercialization rights to those therapeutic candidates, indications and geographies that we believe we can develop and, if approved, commercialize successfully and efficiently on our own. Alternatively, we will enter into strategic partnerships in instances where we believe partnering will accelerate our development timelines and/or maximize the worldwide commercial potential of any approved therapeutic candidate.
Our Pipeline
INBRX-101
INBRX-101 is a precisely engineered recombinant human AAT-Fc fusion protein therapeutic candidate that we are developing for the treatment of patients with AATD and aGvHD.
We believe INBRX-101 for AATD has the potential to be dosed monthly, while maintaining patients in the normal range of AAT exposure, which would be a significant improvement for patients currently receiving weekly plasma-derived AAT infusions that do not maintain normal AAT exposure. Through our proprietary engineering capabilities, we were able to overcome the challenges of producing AAT recombinantly and manufacturing at commercial scale. Additionally, we believe there is an opportunity for INBRX-101 to be used as a treatment for aGvHD. It has the potential for a more sustainable dosing schedule and could provide a superior safety benefit over existing approved therapies coupled with greater efficacy.
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
We performed a study where functional AAT levels were measured in plasma samples from 65 normal MM genotype individuals. Consistent with other published data, this analysis revealed the 5th and 95th percentiles of functional AAT levels in the normal MM genotype individuals were 21 and 54 µM, respectively, with a median of 36 µM.

Functional AAT levels in 65 healthy volunteers and 30 Phase 1 AAT study participants at baseline prior to dosing of INBRX-101
–Box plots show the minimum, lower quartile, median, upper quartile and maximum.
–The shaded region represents the 5th-95th percentiles of the normal range of functional AAT in healthy MM genotype adults.
–AAT variant determination was conducted by the Mayo Clinic Laboratories using an LC-MS/MS method (A1ALC).
–The Ph 1 baseline data represents the functional AAT levels measured in patients at the beginning of the study prior to dosing of INBRX-101.

The approved standard of care for AATD has been augmentation therapy using pdAAT and has not been substantially improved since 1987. Plasma-derived treatments are highly dependent on human donor blood supply, which is costly and can be limited. Due to the short half-life of pdAAT therapeutics, patients require weekly infusions to achieve and maintain serum concentration above the protective threshold, presumed to be 11 µM. Even with frequent treatments, the AAT serum concentration following plasma-derived treatment remains considerably below the normal range of 21 to 54 µM as seen in the adaptation graph below that depicts the pharmacokinetic profile of pdAAT based on published data. There is clinical evidence suggesting that maintenance of higher AAT serum trough levels may better protect against lung function decline.

Additionally, there are other significant barriers with the current standard of care for patients with AATD, including under-diagnosis, high cost of chronic augmentation therapy, high patient burden due to frequent infusions, and the inherent risks of receiving human blood products with plasma collection practices that may not be sustainable.

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
Clinical Data
In July 2019, we initiated an open-label, dose escalating Phase 1 trial which was conducted in approximately 10 clinical sites in the United States, the United Kingdom and New Zealand and enrolled a total of 31 patients. The trial was designed as single ascending dose, or SAD, administrations of INBRX-101, with doses of 10 mg/kg, 40 mg/kg, 80 mg/kg or 120 mg/kg, followed by multiple ascending dose, or MAD, administrations of INBRX-101, with doses of 40 mg/kg, 80 mg/kg or 120 mg/kg. These doses were administered every three weeks intravenously to patients diagnosed with AATD who were either treatment naïve or previously treated with pdAAT therapeutics. The primary objective of the trial was safety and tolerability. Secondary objectives included AAT serum exposure, immunogenicity, as measured by frequency of anti-drug antibodies, and NE activity. In addition, we measured pharmacokinetic and pharmacodynamic biomarkers in bronchoalveolar lavage fluid, or BALF, for those patients who received MAD administrations of INBRX-101 at doses of 80 mg/kg or 120 mg/kg.
In March 2022, the FDA granted orphan drug designation for INBRX-101 for the treatment of AATD.
In May 2022, we announced topline results from the Phase 1 trial. Data from this Phase 1 trial included patients with AATD with the ZZ genotype, SZ genotype, and the MZ genotype of the SERPINA1 gene. There were no drug-related severe or serious adverse events. Drug-related adverse events were predominantly mild with a few moderate events and all were transient and reversible. No signs of neutralizing anti-drug antibodies were seen. Dose-related increases in maximal and total INBRX-101 exposure occurred across the entirety of the single and multiple ascending dose ranges.
The topline data from the multiple ascending dose cohorts of INBRX-101 at 40, 80 and 120 mg/kg IV every three weeks showed the expected accumulation of functional AAT levels. Based on and assuming the accuracy of the PK modeling, accumulation is expected to continue following subsequent doses and to reach a steady-state after a total of approximately five to six consecutive doses, administered every three weeks.
Functional AAT levels over time in AATD patients administered
40, 80 or 120 mg/kg INBRX-101 every three weeks
–Arrows indicate INBRX-101 IV dosing.
–The shaded region represents the normal range of functional AAT in healthy adults.
–Functional AAT samples were not collected immediately following the second dose (Day 21).
–Results shown are from preliminary, unaudited data. Data shown from the 120 mg/kg multiple dose cohort are from the first four evaluable patients; the full dataset is still being collected and analyzed and will be presented at a later date.

The current standard of care, plasma-derived AAT, dosed once weekly at 60 mg/kg, achieves an average concentration, or Cavg, of functional AAT of 17.8 µM over the weekly dosing interval as calculated from steady-state area under the curve, or AUC. INBRX-101 achieved a mean Cavg of functional AAT of 40.4 µM over the 21-day dosing interval following the third 80 mg/kg dose.
In October 2022, we reported BALF data where we observed the post-dose presence of INBRX-101 in every patient and in all three lobes of the lung collected from each of these patients. This data showed emerging evidence of a dose dependent increase of INBRX-101 lung exposure. These BALF samples were from eleven AATD patients in the 80mg/kg and 120mg/kg multiple ascending dose cohorts of the Phase 1 trial and were analyzed using a proprietary and validated mass spectrometry assay developed by Inhibrx to detect INBRX-101 specifically.
Also in October 2022, based on discussions with the FDA, we announced the potential to pursue an accelerated approval pathway in the U.S. for INBRX-101 using functional AAT serum levels as the surrogate endpoint. We plan to initiate a potentially registration-enabling trial during the first half of 2023 with the intent to submit for regulatory approval under the FDA’s Accelerated Approval Program once completed. The FDA also requested additional information to support the correlation between serum AAT levels and the clinical benefit in AATD to further support serum AAT levels as a surrogate endpoint reasonably likely to predict clinical benefit. We are in the process of compiling this data through existing registry, health records and published data and plan to submit those analyses to the FDA as part of the Biologics License Application, or BLA, submission.

Overview of GvHD
Hematopoietic stem cell transplants, or HSCTs, provide an often-curative option for many patients with hematological and oncological conditions, with multiple myeloma, Non-Hodgkin lymphoma, and acute myelogenous leukemia being the most common diseases requiring an HSCT treatment. GvHD is a significant problem that can occur post-surgery, usually after an allogeneic transplant, where the cells donated during the transplant see the recipient’s body as foreign and attack the body. This can lead to substantial morbidity and mortality and remains the most common cause of morbidity and mortality in HSCT. GvHD symptoms range from mild to severe to life threatening and often include skin inflammation, jaundice, and gastrointestinal discomfort, along with other organ problems. Acute cases of GvHD will exist for 100 days or less whereas chronic cases of GvHD can last up to two years.
Unmet Medical Need
Approximately 35-50% of stem cell transplant cases in the United States develop GvHD with a predicted 2028 annual occurrence rate of over 20,000 cases in the United States alone. The current standard of care for GvHD is increased immunosuppression such as methylprednisolone, prednisone and/or other topical steroids. Steroids have a complete response rate of approximately 50%. Those that cannot tolerate steroids explore other emerging options with a relative amount of success, such as kinase inhibitors. However, these options lead to higher complications and the risk of infection is high.
Our Solution: INBRX-101
Strong clinical data and established guidelines for the use of AAT therapy already exist for acute cases of GvHD. Current clinical data for plasma-derived AAT therapies for the treatment of GvHD show promising response rates and favorable safety profiles over approved therapies, but half-life of the therapies is short and therefore requires dosing every two to four days. Based on the observed favorable safety profile of INBRX-101 to date coupled with its extended half-life, we believe INBRX-101 has the potential for greater efficacy due to the ability to dose at higher levels less frequently, while also eliminating the pathogenic risk from plasma-derived products, which can be life threatening in immunocompromised patients susceptible to infection.
We plan to explore this opportunity in a clinical trial to begin during the second half of 2023.
INBRX-109
INBRX-109 is a precisely engineered tetravalent therapeutic candidate targeting death-receptor 5, or DR5, a TNFRSF member, also known as tumor necrosis factor-related apoptosis-inducing ligand, or TRAIL, receptor 2. DR5 activation induces cancer-specific programmed cell death. The valency of INBRX-109 was selected to maximize the therapeutic index. In patients treated with INBRX-109 to date in our Phase 1 clinical trial, we have observed signs of single agent activity in serious, life-threatening medical conditions that have limited treatment options. We have also observed signs of activity with INBRX-109 in combination with standard chemotherapies. Additionally, in June 2021, we initiated a potentially registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma.
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
Our Solution - INBRX-109
INBRX-109 is a tetravalent agonist of DR5 that we designed with our proprietary single domain antibody, or sdAb, platform to drive cancer-selective programmed cell death and to maximize potency while minimizing on-target liver toxicity arising from hepatocyte apoptosis. We believe INBRX-109 has the potential to overcome the limitations of previous DR5 agonists. As shown in the diagram below, INBRX-109 is comprised of four DR5 targeted sdAbs fused to an Fc region that has been modified to prevent Fc receptor interactions. In preclinical studies, we have observed that INBRX-109 has the ability to potently agonize DR5 through efficient receptor clustering, causing cancer cell death. Based upon experience with earlier generation DR5 agonists, hepatocytes appear to be a non-cancerous cell type particularly sensitive to DR5 agonism. We have engineered INBRX-109 with our proprietary sdAb modifications to reduce recognition by pre-existing anti-drug antibodies in humans, which can lessen the potential for hyper-clustering and thereby reduce potential hepatotoxicity.
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

Phase 1 INBRX-109 Trial Design and Status
First in human Phase 1 trial started November 2018
Part 1: Dose Escalation	⇨ ⇨	Part 2: Dose Expansion Cohorts		⇨ ⇨	Part 3: Combination Studies
Completed		Ongoing			Ongoing
Dose Range: 0.3 to 30 mg/kg N= 20 Result: Maximum tolerated dose not reached		N=42	Chondrosarcoma		N=20	Mesothelioma with Cisplatin/Carboplatin & Mesothelioma with Cisplatin or Carboplatin and Pemetrexed
		N=10	Synovial sarcoma
		N=22	Malignant pleural mesothelioma		N=20	Ewing sarcoma with Irinotecan & Temozolomide
		N=20	Colorectal cancer		N=20	Pancreatic adenocarcinoma 2nd line with mFOLFIRI
		N=10	Gastric adenocarcinoma		N=20	Colorectal cancer with FOLFIRI
		N=8	Solid tumors BMI>30		N=20	SDH-deficient solid tumors or GIST with Temozolomide

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

Part 2
In September 2019, we commenced single agent dose expansion cohorts, Part 2 of this trial. As of February 1, 2023, we have enrolled 117 patients in single agent dose cohorts in the following tumor types: colorectal and gastric adenocarcinomas, malignant pleural mesothelioma, chondrosarcoma, synovial sarcoma, and solid tumors with BMI>30.
Part 3
In February 2021, we initiated chemotherapy combination cohorts in Part 3 of this trial, and have enrolled 64 patients as of February 1, 2023 in malignant pleural mesothelioma, pancreatic adenocarcinoma, Ewing sarcoma, colorectal cancer cohorts, and SDH-deficient solid tumors or GIST cohorts. We expect to announce initial data from these cohorts in 2023.
Initial Results from Phase 1
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
In January 2021, the FDA granted Fast Track designation to INBRX-109 for the treatment of patients with unresectable or metastatic conventional chondrosarcoma. In November 2021, the FDA granted orphan drug designation for INBRX-109 for the treatment of conventional chondrosarcoma. In August 2022, the EMA granted orphan drug designation for INBRX-109 for the treatment of conventional chondrosarcoma.

In November 2022, we announced updated efficacy and safety data from the ongoing Phase 1 INBRX-109 expansion cohorts for the treatment of chondrosarcoma. Among the 33 patients evaluable as of November 8, 2022, the observed disease control rate was 87.9%, or 29 out of 33 patients as measured by RECISTv1.1, with two patients achieving partial responses (6.1%) and 27 patients achieving stable disease (81.8%). Disease control was observed in patients with and without IDH1/IDH2 mutations. Of those achieving stable disease, 55.6% had decreases from baseline in tumor size. Clinical benefit was durable, 14 of 33 patients (42.4%) who achieved disease control had a clinical benefit lasting greater than 6 months, and the longest duration of stable disease observed was 20 months. At that time, the median progression-free survival, or PFS, was 7.6 months, and five patients remained on study.
Treatment-related adverse events, or AEs, were reported in less than 5% of the patients with the most common being increased alanine aminotransferase, or ALT, increased aspartate aminotransferase, or AST, and increased blood bilirubin and fatigue. There were no grade 4 or 5 events reported among patients with treatment-related AEs.

Phase 2 INBRX-109 Chondrosarcoma
In June 2021, we initiated a potentially registration-enabling Phase 2 trial in this patient population, which will enroll approximately 200 patients in total at 50 different sites worldwide, with progression free survival, or mPFS, as the primary endpoint. We expect to announce data from this trial during the second half of 2024.
Primary objectives of the ongoing Phase 2 trial are to evaluate the efficacy of INBRX-109 as measured by mPFS, assessed by central real-time independent radiology review. Secondary objectives are to evaluate the overall survival, mPFS by investigator assessment, quality of life, objective response rate, duration of response, disease control rate, safety and tolerability, pharmacokinetics and anti-drug antibodies to INBRX-109.
We are currently in the process of amending the INBRX-109 protocol for the Phase 1 studies and the registration enabling study in conventional chondrosarcoma as a result of the occurrence of a grade 5 hepatotoxicity event. The additional insight gained on patients at risk of significant hepatotoxicity leads us to believe that elderly patients with fatty liver disease are the at-risk population. We plan to implement the Hepatic Steatosis Index, or HSI, into the protocol and exclude elderly patients with an HSI score of 36 or higher.
Recruitment is temporarily paused for new patients while we make this adjustment to the eligibility criteria. This pause in recruitment does not impact around 100 active patients currently on treatment who continue to remain on trial. This partial clinical hold is based on the pre-defined stopping rules, which were built into the trial protocol. We don’t expect this hold to materially affect the trial timelines and anticipate patient enrollment to resume by mid-year.

Phase 2 Trial Design
Randomized, Blinded, Placebo-controlled, Phase 2 Study of INBRX-109 in Unresectable or Metastatic Conventional Chondrosarcoma
Randomization 2:1 Key eligibility criteria: • Conventional chondrosarcoma • Unresectable or metastatic Stratification by line of therapy and IDH1/2 mutation status			⇨ ⇨
Until progressive disease (PD) or toxicity

Including
interim analysis

      • Primary Endpoint:
progression free survival (PFS)

• Secondary Endpoints:
overall survival (OS), PFS by investigator assessment, quality of life (QoL), objective response rate (ORR), disease control rate (DCR), duration of response (DOR), safety and tolerability, pharmacokinetics, anti-drug antibodies

INBRX-109 N= 134
<
Placebo N= 67 (allows for crossover)

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
INBRX-105 AND INBRX-106
INBRX-105 is a conditional tetravelent PD-L1 targeted 4-1BB agonist that is currently being investigated as a single agent and in combination with Keytruda in patients with locally advanced or metastatic solid tumors. INBRX-106 is a hexavalent OX40 agonist, currently being investigated as a single agent and in combination with Keytruda, a PD-1 blocking checkpoint inhibitor, in patients with locally advanced or metastatic solid tumors.
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
We believe INBRX-105 and INBRX-106 have the potential to combine with the fast-growing immunooncology market, which currently has annual sales of over $20 billion worldwide.
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

INBRX-105: A PD-L1 Targeted 4-1BB Agonist
We believe INBRX-105 can overcome the toxicity issues that have limited the success of prior 4-1BB agonists based on its potential to selectively activate 4-1BB + T-cells in the tumor microenvironment, and thus alter the T-cell population, and enrich for cells with anti-tumor capacity. We expect to achieve the maximal therapeutic benefit of INBRX-105 in combination with a PD-1 checkpoint blockade. In our preclinical studies we observed that acute exposure to PD-L1 dependent 4-1BB agonism was sufficient to derive maximal anti-tumor activity when co-dosed with another PD-1 blocking agent at a target saturating dose.
Clinical Data
We initiated a Phase 1/2 clinical trial for INBRX-105 in the United States in February 2019. This trial is designed as an open-label, four-part trial in patients with locally advanced or metastatic solid tumors and is being conducted at approximately 22 clinical sites in the United States.
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

Phase 1/2 INBRX-105 Trial Design and Status
Phase 1/2 trial started February 2019
Part 1: Single Agent Dose Escalation	⇨ ⇨	Part 2: Single Agent Dose Expansion	⇨ ⇨	Part 3: Combination Dose Escalation	⇨ ⇨	Part 4: Combination Dose Expansion
Complete		Ongoing		Complete		Ongoing
INBRX-105 N=32		INBRX-105 N=62-98		INBRX-105 + Keytruda N=30		INBRX-105 + Keytruda N= 105-175
No pre-screening, all-comers		PD-L1+ basket		No pre-screening, all-comers		Multiple cohorts: CPI-naïve and relapsed refractory patients

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
Part 2, single agent dose expansion, began enrolling during the first quarter of 2021. Part 2 is enrolling between 62 to 98 patients in expansion cohorts in each of non-small cell lung cancer, melanoma, head and neck squamous cell carcinoma, as well as a basket cohort of gastric or gastro-esophageal junction adenocarcinoma, renal cell carcinoma, and urothelial (transitional) cell carcinoma. Patients in the expansion cohorts for Part 2 of this trial must be positive for PD-L1 expression, as determined by immunohistochemistry, to qualify for enrollment.
Part 3, dose escalation of INBRX-105 in combination with Keytruda, enrolled 30 patients. These patients were not pre-screened for PD-L1 expression.
Part 4 of this trial, INBRX-105 in combination with Keytruda, is enrolling between 105 to 175 patients. Certain patients will be positive for PD-L1 expression and be refractory to or have progressed on prior PD-1 checkpoint inhibitors (NSCLC, melanoma, HNSCC, MSI/TMB-high). Additionally, we will evaluate an additional combination cohort of naive non-small cell lung cancer patients that are positive for PD-L1 expression with a tumor proportion scale of between 1-49%. We expect to announce initial data from the Part 4 combination expansion cohorts in the second half of 2023.
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

Clinical Data
We initiated a Phase 1/2 clinical trial in December 2019 for INBRX-106. This trial is designed as an open-label, four-part trial in patients with locally advanced or metastatic solid tumors. We expect the entire trial will be conducted at approximately 19 clinical sites in the United States and enroll over 230 patients. Primary objectives of the trial are safety and tolerability, and the determination of the MTD and recommended Phase 2 dose of INBRX-106 as a single agent and in combination with Keytruda. Secondary objectives are serum exposure, immunogenicity, as measured by the frequency of anti-drug antibodies, and clinical anti-tumor efficacy per RECIST (version 1.1) and immune RECIST based on response rate, duration of response, disease control rate, progression-free survival and overall survival. Exploratory objectives will include evaluation of potential predictive diagnostic and pharmacodynamic biomarkers.

Phase 1/2 INBRX-106 Trial Design and Status
Phase 1/2 trial started December 2019
Part 1: Single Agent Dose Escalation	⇨ ⇨	Part 2: Single Agent Dose Expansion	⇨ ⇨	Part 3: Combination Dose Escalation	⇨ ⇨	Part 4: Combination Dose Expansion
Complete		Ongoing		Complete		Ongoing
INBRX-106 N=20 3+3 design Locally advanced or metastatic solid tumors All-comers		INBRX-106 N=82-94 0.03 mg/kg (RP2D) Q3W or Q9W, in tumor types responsive to CPIs. CPI rel/ref		INBRX-106 + Keytruda N=30 Locally advanced or metastatic solid tumors mTPI design >3 subjects per dose level: 0.01, 0.03, 0.1 and 0.3 mg/kg (Q3W) No prescreening; all-comers		INBRX-106 + Keytruda N=170 Relapsed or refractory to CPI PDL1 TPS ≥ 1% (NSCLC) PDL1 CPS ≥ 1% (PD-L1 basket)
		NSCLC PD-L1 TPS>50% or TMB>10/mb Melanoma HNSCC G/GEA RCC				NSCLC TPS>50% or TMB>10/mb CPI r/r PDL1+ basket PDL1+ cutaneous melanoma PDL1+ uveal melanoma PDL1+ HNSCC PDL1+ nasopharyngeal carcinoma

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
Part 2 of the trial, single agent dose expansion, administered INBRX-106 in two different dosing schedules to patients with tumor types responsive to checkpoint inhibitors. Utilization of extensive biomarker data guided the determination of what we believe was the optimal dose for Part 2 of the trial, or 0.03 mg/kg. Key attributes leading to the choice of this dose level included OX40 occupancy data, evidence of peripheral memory T-cell activation and proliferation, and sufficient drug clearance to allow target recovery prior to the next dose administration. Part 2 treatment cohorts of this trial were in the following tumor types: non-small cell lung cancer, melanoma, head and neck squamous cell carcinoma, gastric or gastro-esophageal junction adenocarcinoma, renal cell carcinoma, and urothelial (transitional) cell carcinoma.
In Parts 1 and 2, we reported observation of stable disease, per investigator assessment, of greater than six months in four out of 10 response evaluable non-small cell lung cancer and melanoma patients. Three of the four patients had previous exposure to checkpoint inhibitors and one uveal melanoma patient was checkpoint naive. The longest duration of stable disease was 112 weeks in a non-small cell lung cancer patient refractory to Keytruda.
We continue to enroll patients in Part 2 with enrollment expected to be between 82 to 94 patients. We expanded the enrollment for Part 2 in order to increase the dataset in the single agent cohorts. We expect to announce initial data from these cohorts during the first half of 2024.
In Parts 3 and 4 of this trial, INBRX-106 is being evaluated in combination with Keytruda, a PD-1 blocking checkpoint inhibitor. In the all-comer Part 3 of the trial, INBRX-106 was escalated in combination with Keytruda and enrolled 30 patients with locally advance or metastatic solid tumors. It was observed to be well tolerated, with predominantly mild or moderate immune-related toxicities noted. We observed durable responses across multiple tumor types.
In Part 4, INBRX-106 combination expansion cohorts, we are enrolling approximately 170 patients in total who are positive for PD-L1 expression as determined by immunohistochemistry and possessing adequate hematologic and organ function, to qualify for enrollment. Some of these patients will be checkpoint refractory with non-small cell lung cancer (both TPS>1% and >50%), and a basket of other indications as well as uveal melanoma. Additional patients will be checkpoint naive, enrolling patients in each of the following indications: cutaneous melanoma, uveal melanoma, head and neck squamous cell carcinoma, and nasopharyngeal carcinoma. We expect to announce initial data from the dose expansion cohorts in combination with Keytruda during the first half of 2024.
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
Each of the PD-L1 and 4-1BB License Agreement and the OX40 License Agreement contains representations and warranties, insurance, indemnification and confidentiality provisions customary for similar agreements and arrangements. The terms of the PD-L1 and 4-1BB License Agreement and the OX40 License Agreement commenced on February 28, 2018 and April 30, 2018, respectively, and expire on a country-by-country basis upon the full expiration of Elpiscience’s milestone- and royalty-based payment obligations under each license agreement. The royalty obligations expire upon the later of (i) the expiration of the last valid patent claim for the applicable product in the relevant jurisdiction, and (ii) 12 years following that date of the first commercial sale of the applicable product in the relevant jurisdiction. Each license agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) Elpiscience at any time upon 90 days’ written notice to us. As of December 31, 2022, and based on current plans, the last to expire issued patent (assuming the issuance of a patent based on our pending patent application) licensed under the PD-L1 and 4-1BB License Agreement is projected to expire in January 2037 and the last to expire issued patent (assuming the issuance of a patent based on our pending patent application) licensed under the OX40 License Agreement is projected to expire in August 2039.
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
The option period under the Chiesi Option Agreement began on August 19, 2019 and expires 60 days following the last-to-occur of (i) our delivery to Chiesi of trial phase data for the first Phase I Clinical Trial for INBRX-101 (including the complete clinical study report); (ii) our delivery to Chiesi of the finalized minutes from the definitive FDA scientific advice meeting conducted following completion of such Phase I Clinical Trial with the use of the full clinical study report if required by the FDA; and (iii) our delivery to Chiesi of the finalized minutes from the definitive parallel European Medicines Agency health technology assessment, or EMA-HTA, scientific advice meeting conducted following completion of such Phase I Clinical Trial with full use of the clinical study report if required by the EMA. The Chiesi Option Agreement may be terminated by (i) Chiesi upon 30 days’ written notice to us, (ii) either party for the uncured material breach of the other party, and (iii) either party for bankruptcy or other insolvency proceedings of the other party. The Chiesi Option Agreement contains representations, warranties and indemnification provisions customary for similar agreements and arrangements.
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
The Transcenta License Agreement contains representations and warranties, insurance, indemnification and confidentiality provisions customary for similar agreements and arrangements. The term of the Transcenta License Agreement commenced on June 21, 2017, and expires on a country-by-country basis upon the full expiration of Transcenta’s milestone- and royalty-based payment obligations under the Transcenta License Agreement. The royalty payment obligations expire on a product-by-product and country-by-country basis at such time that there is (i) no valid patent claim for the applicable product in the relevant jurisdiction, and (ii) no Generic Product (as defined in this Transcenta License Agreement) of an applicable product available in the relevant jurisdiction. As of December 31, 2022, and based on current plans, the last to expire issued patent (assuming the issuance of a patent based on our pending patent application) licensed under the Transcenta License Agreement is projected to expire in July 2036. The Transcenta License Agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) Transcenta at any time upon 90 days’ written notice to us.
On March 19, 2018, we also entered into a technical services agreement, or the March TSA, with Transcenta pursuant to which we provided reasonable assistance with the drug substance transfer between our contract manufacturer and Transcenta. We were reimbursed $0.7 million in April 2018 for the March TSA. The March TSA had a six-month term and expired in September 2018. On October 6, 2018, we entered into a second technical services agreement, or the October TSA, to provide reasonable assistance pertaining to the transfer of the drug substance between our contract manufacturer and Transcenta. We were reimbursed $0.4 million in October 2018 for the October TSA. The October TSA also had a six-month term and expired in April 2019.
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
As payment for the license granted in the Celgene Agreement, we may be eligible to receive development and regulatory milestones of up to an aggregate of $934.1 million, assuming the achievement of all potential milestones in the Celgene Agreement, as well as percentage tiered royalties based on future worldwide sales, with rates ranging from the high single-digits to the low teens, subject to potential reduction when and if comparable third-party products attain certain levels of competitive market share (on a country-by-country basis) and, subject to certain limitations, payments to third parties for third-party intellectual property rights. Celgene’s royalty obligations expire (on a country-by-country basis) upon the later of (i) the expiration of the last valid patent claim for the applicable Celgene Licensed Intellectual Property or related product in a country, and (ii) 12 years following that date of the first commercial sale of the applicable Celgene Licensed Intellectual Property or related product in a country. We are obligated to pay 2% of future amounts received under the Celgene Agreement to advisors who assisted us with the negotiations and other matters in connection with the Celgene Agreement.
The Celgene Agreement contains representations and warranties, insurance, indemnification and confidentiality provisions customary for similar agreements and arrangements. In addition, Celgene has the sole right, but not the obligation, to enforce the intellectual property included in the Celgene Agreement.
The term of the Celgene Agreement commenced on July 1, 2013 and expires on a licensed product-by-licensed product and country-by-country basis on the date of expiration of Celgene’s applicable royalty obligations. As of December 31, 2022 and based on our current plans, the last to expire issued patent licensed under the Celgene Agreement is projected to expire in 2033, absent any extension of term. The Celgene Agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, (iii) Celgene at any time upon 30 days’ written notice to us, and (iv) us, upon Celgene’s, or any of its affiliates’, legal challenge to the validity or enforceability of a licensed patent.
2seventy Agreements
The 2018 2seventy Agreement
On December 20, 2018, we entered into an exclusive license agreement with bluebird bio, Inc., or bluebird, pursuant to which we granted to bluebird an exclusive license to use our proprietary sdAb platform to research, develop and commercialize chimeric antigen receptor, or CAR, T-cell therapies. In November 2021, bluebird assigned the agreement, which we refer to as the 2018 2seventy Agreement, to its affiliate, 2seventy bio, Inc., or 2 seventy, in connection with an internal restructuring and subsequent spin-out of 2seventy. Under the terms of the 2018 2seventy Agreement, we provided 2seventy the exclusive worldwide rights to develop, manufacture and commercialize certain cell therapy products containing sdAbs directed to various cancer targets. As payment for the license granted in the 2018 2seventy Agreement, we received a non-refundable upfront payment of $7.0 million in January 2019. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits. In August 2021, we received a $2.0 million milestone payment under this agreement.
The 2018 2seventy Agreement contains representations and warranties, indemnification and confidentiality provisions customary for similar agreements and arrangements. The term of the 2018 2seventy Agreement commenced on December 20, 2018, and expires on a product-by-product and country-by-country basis upon the full expiration of 2seventy’s milestone- and royalty-based payment obligations under the 2018 2seventy Agreement. The royalty obligations under the 2018 2seventy Agreement expire on a product-by-product and country-by-country basis on the later of (i) the expiration of the last valid patent claim for the applicable product in the relevant jurisdiction; (ii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity, which provides 2seventy with the exclusive right to market the applicable product in the relevant jurisdiction, expires; and (iii) 12 years following that date of the first commercial sale of the applicable product in a country. As of December 31, 2022 and based on current plans, the last to expire issued patent (assuming the issuance of one or more patents based on our pending patent applications) licensed under the 2018 2seventy Agreement is projected to expire in May 2040. The 2018 2seventy Agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) 2seventy at any time upon 30 days’ written notice to us.
The 2020 2seventy Agreement
On June 9, 2020, we entered into an option and license agreement with bluebird, pursuant to which we granted to bluebird exclusive worldwide rights to develop binders and cell therapy products containing sdAbs directed to specified targets, consisting of two initial programs and up to an additional 8 programs. Inhibrx retains all rights to the specific sdAbs outside of the cell therapy field. This agreement, which we refer to as the 2020 2seventy Agreement, was also assigned to 2seventy in November 2021 in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy. In June 2020, we received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and we are entitled to an upfront option fee for each additional program. In June 2022, 2seventy selected a third program and paid a non-refundable upfront option fee of $0.2 million in exchange for a development license. Under each of the three programs, we also granted an option in which 2seventy may acquire an exclusive license with respect to all binders and cell therapy products developed under the 2020 2seventy Agreement, which entitles us to additional fees upon exercise of the option. 2seventy may exercise its option on a program-by-program basis during the option term. Additionally, 2seventy may extend the option term for up to six months in the event that there are additional bona fide development activities that 2seventy desires to undertake. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits.
The 2020 2seventy Agreement contains representations and warranties, indemnification and confidentiality provisions customary for similar agreements and arrangements. The term of the 2020 2seventy Agreement commenced on June 9, 2020, and expires on a product-by-product and country-by-country basis upon the full expiration of 2seventy’s milestone- and royalty-based payment obligations under the 2020 2seventy Agreement. The royalty obligations under the 2020 2seventy Agreement expire on a product-by-product and country-by-country basis on the later of (i) the expiration of the last valid patent claim for the applicable product in the relevant country; (ii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity, which provides 2seventy with the exclusive right to market the applicable product in the relevant country, expires; and (iii) 12 years following that date of the first commercial sale of the applicable product in such country. As of December 31, 2022, and based on current plans, the last to expire issued patent (assuming the issuance of one or more patents based on our pending patent applications) licensed under the 2020 2seventy Agreement is projected to expire in May 2040. The 2020 2seventy Agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) 2seventy at any time upon prior written notice within a specified number of days before the termination.
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
To cover our proprietary technologies and our current pipeline of proprietary products and related methods, such as methods of use, we have filed patent applications representing 44 patent families. As of December 31, 2022, our patent estate included 22 issued United States patents, 27 United States pending non-provisional patent applications, 14 United States pending provisional patent applications, eight pending Patent Cooperation Treaty, or PCT, applications, 213 issued foreign patents and 358 foreign patent applications currently pending in various foreign jurisdictions.
Specifically, we own more than nine patent families with claims directed to various sdAb and/or multivalent therapeutic antibodies including, for example, our INBRX-105, INBRX-106, and INBRX-109 therapeutic candidates, and related methods of using the same to treat diseases, e.g., cancer, inflammatory disease, or infectious disease. Patent applications in these families are pending in multiple jurisdictions, including, for example, the United States, Australia, European Patent Organization, Canada, China, Japan, Korea, and Russia; as well as PCT applications and several U.S. provisional applications. Patents in these patent families, if granted, are expected to expire between 2036 and 2043, depending upon their respective filing dates and absent any patent term adjustments or extensions.
We also own three patent families directed to protease inhibitor fusion proteins including, for example, our INBRX-101 therapeutic candidate. Eight United States and 63 foreign patents (Australia, Canada, Mexico, Europe (validated in 37 countries), Hong Kong, India, Israel, Japan, South Korea, New Zealand, Russia, and Ukraine) were granted in these families. These patents are expected to expire in 2032 or 2035, absent any patent term extension. Additional patents in these patent families, if granted, are expected to expire in 2032, 2035, or 2043, depending upon their respective filing dates and absent any patent term adjustments or extensions.
Additionally, we own two patent families relating to the Celgene Licensed Intellectual Property that are licensed to Celgene. Two United States and 78 foreign patents (Australia, Chile, Colombia, China, Europe (validated in 39 countries), Eurasia (validated in Russia), Hong Kong, Indonesia, Israel, Japan, South Korea, Mexico, Malaysia, Macao, New Zealand, Peru, Philippines, Singapore, South Africa, Ukraine, and Vietnam) have been granted in these families and include claims directed to anti-CD47 monoclonal antibodies and/or methods of using the same to treat cancer. These patents are expected to expire in 2033, absent any patent term extension. Patent applications in these families are pending in multiple jurisdictions, including, for example, the United States, Australia, European Patent

Organization, Canada, China, Eurasia, Japan, and South Korea. Additional patents in these patent families, if granted, are expected to expire in 2033, depending upon their respective filing dates and absent any patent term adjustments or extensions.
The following patents (including expected 20 year expiration dates) relate to our fusion protein technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	8,986,688	6/28/2032	Composition and method	WAP DOMAIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	9,914,765	6/28/2032	Composition	WAP DOMAIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Mexico	356433	6/28/2032	Composition and use	WAP DOMAIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	8,980,266	6/28/2032	Composition and method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	9,920,109	4/6/2034	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	10,730,929	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	10,723,785	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	10,400,029	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	11,046,752	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2012275287	6/28/2032	Composition, method and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2017279724	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2015339507	10/27/2035	Composition, method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2019202904	6/28/2032	Composition, method and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Canada	2839619	6/28/2032	Composition, method and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Europe (validated in AL, AT, BA, BE, BG, CH, CY, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IS, IT, LI, LT, LU, LV, MC, ME, MK, MT, NL, NO, PL, PT, RO, RS, SE, SK, SM, TR)	2726092	6/28/2032	Use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Hong Kong	1197544	6/28/2032	Use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
India	373030	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
India	366213	10/27/2035	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Israel	230209	6/28/2032	Use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Japan	6674604	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF

Japan	6737781	10/27/2035	Use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Korea	10-2084944	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Korea	10-2231139	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Mexico	356517	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Mexico	381183	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
New Zealand	619023	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
New Zealand	727846	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2642310	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2698655	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2728861	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2727452	6/28/2032	Composition and use, method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2746550	10/27/2035	Use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Ukraine	124083	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
The following patents (including expected 20 year expiration date) relate to our single domain antibody technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	10,526,397	2/24/2036	Composition	NON-IMMUNOGENIC SINGLE DOMAIN ANTIBODIES
AU	2016209247	2/7/2036	Composition	NON-IMMUNOGENIC SINGLE DOMAIN ANTIBODIES
JP	7001474	2/7/2036	Composition	NON-IMMUNOGENIC SINGLE DOMAIN ANTIBODIES
The following patents (including expected 20 year expiration dates) relate to our multivalent therapeutic antibody technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	10,308,720	7/18/2036	Composition	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
US	11,117,973	11/22/2036	Method	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS AND METHODS OF TREATING NEOPLASMS
CN	ZL201680041274.2	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS

EP (Validated in: AL, AT, BE, BG, CH, CY, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IS, IT, LI, LT, LU, LV, MC, MK, MT, NL, NO, PL, PT, RO, RS, SE, SI, SK, SM, TR)	3322734	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
HK	1254433	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
ID	P000075513	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
IL	256772	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
IN	401979	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
JP	6807606	7/18/2036	Composition and method	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
RU	2748620	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
SG	11201800223W	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
ZA	2018/00238	7/18/2036		MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
US	10,093,742	7/22/2036	Composition and method	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
US	10,844,129	7/22/2036	Composition and method	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
AU	2,016,297,249	7/22/2036	Composition, method and use	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
CN	ZL201680055497.4	7/22/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
JP	6,913,682	7/22/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
MX	394,499	7/22/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
RU	2,753,439	7/22/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
TW	I745296	7/22/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
ZA	2018/00410	7/22/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
US	11,117,972	5/4/2037	Composition	MULTIVALENT AND MULTISPECIFIC OX40- BINDING FUSION PROTEINS
RU	2,773,052	7/22/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC OX40- BINDING FUSION PROTEINS
US	11,447,556	2/8/2040	Composition	MULTIVALENT AND MULTISPECIFIC OX40- BINDING FUSION PROTEINS
US	10,501,551	8/14/2037	Composition and method	MULTIVALENT AND MULTISPECIFIC 41BB-BINDING FUSION PROTEINS
AU	2,017,207,742	1/11/2037	Composition and method	MULTIVALENT AND MULTISPECIFIC 41BB-BINDING FUSION PROTEINS
JP	7,022,993	1/11/2037	Composition and method	MULTIVALENT AND MULTISPECIFIC 41BB-BINDING FUSION PROTEINS

US	11,434,297	12/24/2040	Composition, method and use	CD123-BINDING POLYPEPTIDES AND USES THEREOF
JP	7,164,544	4/11/2038	Composition, method and use	MULTISPECIFIC POLYPEPTIDE CONSTRUCTS HAVING CONSTRAINED CD3 BINDING AND METHODS OF USING THE SAME
The following patents (including expected 20 year expiration dates) relate to our CD47 antibody technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	9,045,541	2/6/2033	Composition	CD47 ANTIBODIES AND METHODS OF USE THEREOF
US	9,663,575	2/6/2033	Method	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Australia	2013217114	2/6/2033	Composition and method	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Chile	60943	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Chile	63005	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
China	ZL201380017900.0	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Colombia	14171778	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Costa Rica	4109	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Eurasia (validated in Russia)	34778	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Europe (validated in AL, AT, BA, BE, BG, CH, CY, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IS, IT, LI, LU, LV, MC, ME, MK, MT, NL, NO, PL, PT, RO, RS, SE, SI, SK, SM, TR)	2812443	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Hong Kong	1205195	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Indonesia	IDP00005873	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Israel	233934	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
India	395453	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Japan	6273212	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Korea	10-2100388	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Korea	10-2338833	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Mexico	360772	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF

Malaysia	MY-169341-A	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
New Zealand	628314	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Philippines	1/2014/501758	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Singapore	11201404638S	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Ukraine	116772	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
South Africa	201405864	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Vietnam	10028772	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Australia	2013377886	8/6/2033	Composition, method, and use	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Australia	2019200942	8/6/2033	Composition, method, and use	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Chile	CL63005B	2/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
China	105101997	8/6/2033	Composition and use	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Eurasia (validated in Russia)	036963	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Indonesia	IDP000058855	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Israel	240390	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Israel	274566	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Japan	6726238	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Korea	10-2170196	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Korea	10-2276974	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Macao	J/003573	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF

New Zealand	710695	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Peru	9897	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Philippines	12015501729	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
South Africa	2015/05745	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
South Africa	201905292	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Vietnam	10029478	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
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
Competition
The biopharmaceutical industry is characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. While we believe that our platforms, technology, knowledge, experience, and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.
Any therapeutic candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our therapeutics, the ease of use and effectiveness of any complementary diagnostics and/or companion diagnostics, and price and levels of reimbursement. Our primary competitors fall into the following groups:
•Companies developing novel therapeutics based on sdAb or alternative scaffold product candidates, including Alligator Bioscience AB, Crescendo Biologics Ltd., GlaxoSmithKline plc, IGM Biosciences, Inc., Lava Therapeutics N.V., Molecular Partners AG, Pieris Pharmaceuticals, Inc., Precirix, and Sanofi S.A.;
•Antibody drug discovery companies that may compete with us in the search for novel therapeutic antibody targets, including Regeneron Pharmaceuticals, Inc., Adimab LLC, Genmab A/S, Macrogenics, Inc., Merus N.V., MorphoSys AG, Numab Therapeutics AG, Amgen, Inc., Xencor Inc., and Zymeworks Inc.;
•Companies developing therapeutics designed to treat AATD, including CSL Limited, Grifols, S.A., and Takeda Pharmaceutical Company Limited; and
•Companies developing cytokine therapeutics, including Alkermes PLC, ImmunityBio, Inc., Medicenna Therapeutics Corp., Nektar Therapeutics, Neoleukin Therapeutics, Inc., Novartis AG, Merck & Co., Philogen S.p.A., Roche Holding AG, SOTIO Biotech, Synthekine, Inc., Sanofi S.A., Xencor, Inc.
Our competitors also include other large pharmaceutical and biotechnology companies who may be developing therapeutic candidates with mechanisms similar to or targeting the same indications as our therapeutic candidates.
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
Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These early stage and more established competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Government Regulation
Governmental authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, packaging, promotion, storage, advertising, distribution, marketing and export and import of products such as those we are developing. Our therapeutic candidates must be approved by the FDA through the BLA process before they may be legally marketed in the United States and will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining marketing approvals in the U.S. and in foreign countries and jurisdictions, and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations, require the expenditure of substantial time and financial resources.
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
•submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin;
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
Preclinical Studies and IND Application
Once a biopharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as potential animal studies. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended both the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, to specify that nonclinical testing for drugs and biologics, respectively, may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by competing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology based tests (e.g., bioprinting), or in vivo animal tests. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Additional nonclinical testing continues even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a study protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.
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
Congress also recently amended the FDCA, as part of the Consolidated Appropriations Act for 2023, in order to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information FDA will expect in such plans, but if the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.
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
Disclosure of Clinical Trial Information
Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has begun enforcing those requirements against non-compliant clinical trial sponsors.
Marketing Application Submission and FDA Review
Assuming successful completion of the required clinical testing, the results of the nonclinical studies and clinical trials, along with detailed descriptions of the product’s CMC, proposed labeling and other relevant information are submitted to the FDA as part of a BLA requesting approval to market the product.
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee that is assessed on sponsors of approved prescription biological or drug products. Fee waivers or reductions are available in certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.
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
The FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require the development of a risk evaluation and mitigation strategy, or REMS, plan if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the biological product. The REMS plan could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS plan is needed, the sponsor of the BLA must submit a proposed REMS plan. The FDA will not approve a BLA without a REMS plan, if required.
Before approving a BLA, the FDA will typically inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with GCP requirements and to assure the integrity of the clinical data submitted to the FDA. To ensure cGMP and GCP compliance by its employees and third-party contractors, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.
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
Fast Track, Breakthrough Therapy, and Priority Review Designations
The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include Fast Track designation, breakthrough therapy designation and priority review designation. In January 2021, INBRX-109 was granted Fast Track designation for patients with unresectable or metastatic conventional chondrosarcoma.
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

In addition, Congress created a new regulatory program in 2012 for product and therapeutic candidates designated by the FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies may also be eligible for accelerated approval of their respective marketing applications. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.
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
Accelerated Approval Pathway
In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. Drugs and biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval. Further, all promotional materials for product and therapeutic candidates being considered and approved under the Accelerated Approval Program are subject to prior review by the FDA.
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
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product or therapeutic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. In addition, as part of the Consolidated Appropriations Act for 2023, Congress provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these recent amendments to the FDCA, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports will be published on the FDA’s website. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, allows the FDA to withdraw approval of the drug. Congress also recently amended the law to give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product. Prior to the recent statutory amendments enacted by Congress, several oncology sponsors voluntarily withdrew specific indications for their drug products that were being marketed pursuant to accelerated approval, and the FDA’s Oncology Center of Excellence launched an initiative called Project Confirm, aimed at promoting transparency in the area of accelerated approvals for oncology indications. Scrutiny of the accelerated approval pathway is likely to continue in the coming years and may lead to further legislative and/or administrative changes in the future.
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
The Biologics Price Competition and Innovation Act, or the BPCIA, enacted in 2010, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics such as ours, which are also known as “reference biological products.” The pathway authorized under the BPCIA allows FDA to approve, under an abbreviated application, a biological product that has been shown to be highly similar to a reference product notwithstanding minor differences in clinically inactive components; there also can be no clinically meaningful differences between the follow-on product and the reference product in terms of safety, purity and potency. Follow-on biological products approved for marketing using this pathway are commonly known as “biosimilars,” and companies seeking approval of biosimilar products must submit in their abbreviated BLAs data from analytical studies, an assessment of toxicity, and a clinical trial or trials sufficient to meet the statutory standard in order to obtain FDA approval. In addition, an interchangeable product is a biosimilar product that can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. FDA approved the first interchangeable biosimilars, including an interchangeable monoclonal antibody biosimilar, in 2021.
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
The BPCIA is complex and is still being interpreted and implemented by the FDA and by federal judges. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation and legislative amendments. As a result, the ultimate impact, implementation and meaning of the BPCIA continues to be subject to uncertainty.
Orphan Drug Designation and Orphan Product Exclusivity
Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to a therapeutic candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects either (i) fewer than 200,000 individuals in the United States, or (ii) more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a product or therapeutic candidate for this type of disease or condition will be recovered from sales in the United States for that product or therapeutic candidate. Orphan Drug Designation must be requested before submitting a BLA. After the FDA grants Orphan Drug Designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. In November 2021, INBRX-109 was granted designation as an orphan product by the FDA for the treatment of chondrosarcoma, and in March 2022, INBRX-101 was granted designation as an orphan product by the FDA for the treatment of AATD.
If a product or therapeutic candidate that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the approved product is entitled to orphan product exclusivity, which means that the FDA may not approve any other marketing applications for the same drug for the same indication, except under limited circumstances (such as showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues), for seven years. Competitors, however, may still receive approval of either a different product for the same indication for which the orphan product has exclusivity or for the same product but for a different indication (which could then be used off-label in the orphan indication). Orphan product exclusivity, however, could also block the approval of one of our therapeutic candidates for seven years if a competitor obtains approval of the same drug as defined by the FDA, or if our therapeutic candidate is determined to be contained within a competitor’s approved drug for the same indication or disease. Further, if a drug designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity. Recent court cases have challenged FDA’s approach to determining the scope of orphan drug exclusivity; however, at this time the agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations.

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
Post-Approval Requirements
Following approval of a new product, the manufacturer and the approved biological product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the applicant to develop additional data or conduct additional nonclinical studies and clinical trials.
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

On January 31, 2020, the United Kingdom formally withdrew from the European Union, also known as Brexit. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which went into effect on January 1, 2021. As a result of Brexit, UK licensing decisions were transferred from European Medicines Agency, or EMA, to the Medicines and Healthcare Products Regulatory Agency, or MHRA, the UK Regulatory Body. For a period of two years following January 1, 2021, the UK will continue to adopt decisions taken by the European Commission on the approval of new marketing authorizations. However, companies will be required to submit an identical application to the MHRA upon the Medicinal Products for Human Use, or CHMP, positive opinion of the application. The MHRA will then wait for the European Commission decision on approval.
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
Coverage, Pricing and Reimbursement
Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. It is time consuming and expensive to seek reimbursement from third-party payors. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the U.S. In the U.S., third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare & Medicaid Services, or CMS, will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities but their impact on the biopharmaceutical industry in the United States remains uncertain.
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
We expect that further legislative changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.
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

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that appears to be leading to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including therapeutic biological product developers like us.
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
Other Healthcare Laws
Our current and future business operations are subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we research, and, if approved, market, sell and distribute our therapeutic candidates. These laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, physician sunshine and drug pricing transparency laws and regulations such as:
•The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The federal Anti-Kickback Statute is broadly interpreted and aggressively enforced with the result that beneficial commercial arrangements can be penalized in the healthcare industry. In the past, the government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on a variety of arrangements, including sham consulting and other financial arrangements with physicians. Penalties for violating the federal Anti-Kickback Statute include imprisonment, fines and possible exclusion from federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
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
•The Physician Payments Sunshine Act, enacted as part of the ACA, among other things, imposes reporting requirements on manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), teaching hospitals and certain advanced non-physician healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members. The law provides for the imposition of civil monetary penalties, and payments reported also have the potential to draw scrutiny on payments and relationships with physicians, which may have implications under the Anti-Kickback Statute and other healthcare laws;
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
Additionally, all states have enacted legislation protecting the privacy and security of “personal information” such as identifiable financial or health information, social security number and credit card information. These laws overlap and apply simultaneously with federal privacy and security requirements and regulated entities must comply with all of them. The California Consumer Privacy Act, or CCPA, that went into effect January 1, 2020, is one of the most restrictive state privacy laws, protecting a wide variety of personal information and granting significant rights to California residents with respect to their personal information. Regulations under CCPA have been modified several times. Additionally, an amendment to the CCPA, the California Privacy Rights Act, or CPRA, was approved by

California voters in the election of November 3, 2020 and took full effect on January 1, 2023. CPRA modifies CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. Other states in the U.S. are considering privacy laws similar to CCPA. In addition to California, several states have similar omnibus privacy laws taking effect in 2023, including Virginia, Colorado, Connecticut, and Utah, that may have operational impacts on our business. In dealing with health information for the development of our technology or for commercial purposes, we will be indirectly affected by HIPAA and state-imposed health information privacy and security laws because these laws regulate the ability of our potential customers and research collaborators to share health information with us. Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to employee information or other personal information that the company collects. See Part I, Item 1A “Risk Factors- We face regulation and potential liability related to the privacy, data protection and information security which may require significant resources and may adversely affect our business, operations and financial performance.”
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
We could also be subject to evolving European Union laws on data export, for transfers of data outside the European Union to us, group companies or third parties. The GDPR only permits exports of data outside the European Union to jurisdictions that ensure an adequate level of data protection. The United States has not been deemed to offer an adequate level of protection, so in order for us to transfer personal data from the EU to the United States, we must identify a legal basis for data transfer (e.g., the European Union Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (i) calls into question commonly relied upon data transfer mechanisms as between the European Union member states and the United States (such as the Standard Contractual Clauses) and (ii) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and future actions of European Union data protection authorities are difficult to predict.
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
Employee Profile
As of December 31, 2022, we had 141 employees, 132 of whom were full-time, 123 of whom were engaged in research and development activity, and 60 of which hold advanced degrees, including but not limited to Ph.D., M.D., PharmD, J.D., MBA, and other master’s degrees. None of our employees are represented by a labor union and we believe we maintain good relations with our employees.
Diversity, Equity and Inclusion
Our employees represent a broad range of backgrounds and bring a wide array of perspectives and experiences. A key component of our culture is our commitment to diversity, equity, and inclusion, or DEI. We believe this commitment allows us to better drive innovation and achieve our mission. Our DEI principles are reflected in our efforts in building a better workplace where employees can be themselves and succeed, and use their voice and influence to create a better world. We are consciously expanding the diversity of our workforce, creating growth and development opportunities for our employees, embracing different perspectives and fostering an inclusive work environment.
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

Employee Growth and Development
Inhibrx is committed to fostering and growing talent within the biopharmaceutical and life sciences space. We provide internship opportunities for students interested in biotechnology and science within our research and development departments. Many of our interns have continued on to join the Company in a full-time position after graduation. Our hiring process is transparent and we are an equal opportunity employer. Many of our employees hold advanced degrees, as well as professional licenses and certifications; however, the Company equally commits resources to advancing all of our employees with a range of educational backgrounds. We offer tuition reimbursement aimed at growth and career development, as well as the opportunity for employees to attend relevant conferences and symposiums. In addition, we offer in-house coaching opportunities to refine or develop professional skills as our employees become managers and plan their career growth.
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
Information About Our Directors and Executive Officers

Name	Position(s)
Douglas G. Forsyth	Non-Employee Director of Inhibrx
Jon Faiz Kayyem, Ph.D.	Non-Employee Director of Inhibrx
Mark P. Lappe	Chairman of the Board of Directors, President, and Chief Executive Officer of Inhibrx
Kimberly Manhard	Non-Employee Director of Inhibrx; Executive Vice President, Drug Development of Heron Therapeutics, Inc.
Kristiina Vuori, M.D., Ph.D.	Non-Employee Director of Inhibrx; Pauline and Stanley Foster Distinguished Chair and Professor at Sanford Burnham Prebys Medical Discovery Institute
Kelly D. Deck, C.P.A.	Chief Financial Officer of Inhibrx
Brendan P. Eckelman, Ph.D.	Chief Scientific Officer of Inhibrx
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
Risks Related to Our Financial Condition and Need for Additional Capital
•We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate product revenue or become profitable, or if we achieve profitability, we may not be able to sustain it.
•Biotechnology product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.
•We expect we will need to raise substantial additional funds to advance development of our therapeutic candidates, and we cannot guarantee this additional funding will be available on acceptable terms or at all. Failure to obtain this funding when needed may force us to delay, limit or terminate our development efforts and, if any of our therapeutic candidates are approved, our commercialization efforts.
•We may be adversely affected by the effects of inflation.
•The impact of the Russian invasion of Ukraine on the global economy is uncertain, but may prove to negatively impact our business and operations.
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
•We rely on third parties to conduct all of our clinical trials and certain of our nonclinical studies and intend to continue to do so. If these third parties do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development programs could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.
Risks Related to Our Organization and Operations
•We face significant competition and if our competitors develop and market products that are more effective, safer or less expensive than the therapeutic candidates we develop, our commercial opportunities will be negatively impacted.
•Our business, the conduct of our clinical trials, results of operations, financial condition, and prospects may be adversely affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the coronavirus disease.
Risks Related to Intellectual Property
•If we are not able to obtain and enforce patent protection for our technologies or therapeutic candidates, development and commercialization of our therapeutic candidates may be adversely affected.

Risks Related to Government Regulation
•We or our collaborators may be unable to obtain marketing approval for any product that we or a collaborator may develop and the marketing approval processes of the FDA and other comparable regulatory authorities outside the United States are lengthy, time consuming and inherently unpredictable.
Risks Related to Ownership of Our Common Stock
•We do not know whether an active, liquid and orderly trading market will continue for our common stock and as a result it may be difficult for you to sell your shares of our common stock.
•We expect that our stock price may fluctuate significantly.
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
We are a clinical-stage biopharmaceutical company. To date, we have financed our operations through equity and debt financings, license and milestone revenue and grants. We have incurred significant recurring operating losses since our inception. Our net loss for the year ended December 31, 2022 was $145.2 million. As of December 31, 2022, we had an accumulated deficit of $372.4 million. We expect to incur additional losses in future years as we execute our plan to continue our discovery, research and development activities, including the manufacturing of and ongoing and planned preclinical and clinical development and commercialization of our therapeutic candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.
We have devoted substantially all of our financial resources and efforts to developing our therapeutic candidates, identifying potential therapeutic candidates and conducting nonclinical studies and clinical trials. We are still in the development stage for all of our therapeutic candidates, and while we have demonstrated an ability to successfully conduct and complete certain of our clinical trials, we have yet to demonstrate an ability to conduct pivotal clinical trials, obtain marketing approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had more experience developing therapeutic candidates. We previously entered into certain collaboration agreements, such as the Chiesi Option Agreement and the Celgene Agreement. Our ability to generate revenue and achieve profitability, including any revenue we may receive pursuant to the Chiesi Option Agreement or the Celgene Agreement, depends in large part on our ability, alone or with license partners, to achieve milestones and to successfully complete the development of, obtain the necessary marketing approvals for, and commercialize, our therapeutic candidates. For example, while Celgene is currently conducting a clinical trial incorporating the Celgene Licensed Intellectual Property into a multispecific format with another antibody for development pursuant to the Celgene Agreement, these development efforts may not ultimately be successful. We believe it is unlikely we will receive additional milestone payments pursuant to the Celgene Agreement unless Celgene develops a therapeutic candidate under the Celgene Agreement and advances that therapeutic candidate beyond Phase 1 clinical trials. Even if we achieve development or commercial milestones, generate product royalties or generate product sales, including any milestones and royalties we may be eligible to receive pursuant to the Celgene Agreement or the Chiesi Option Agreement, we may never achieve or sustain profitability on a quarterly or annual basis. We do not anticipate generating revenue from sales of products for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our and our collaborators’ success in:
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
Because of the numerous risks and uncertainties associated with biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, the EMA, or other comparable foreign authorities to perform nonclinical studies or clinical trials in addition to those we currently anticipate, or if there are any delays in completing our clinical trials or the development of any of our therapeutic candidates, our expenses could increase and revenue could be further delayed.
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
As of December 31, 2022, we had $273.9 million in cash and cash equivalents. We expect our expenses to increase in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned preclinical and clinical development and commercialization of our therapeutic candidates. Identifying potential therapeutic candidates and conducting preclinical testing and clinical trials are time consuming, expensive and uncertain processes that take years to complete, and we, or our collaborators, may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our therapeutic candidates, if approved, may not achieve commercial success.
We believe that our existing cash and cash equivalents will be sufficient to fund our planned operations through at least the 12 month period following the date of this Annual Report. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our current and planned preclinical studies and clinical trials for our current therapeutic candidates or other therapeutic candidates we may seek to develop may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect, or we could expand our clinical trials to additional indications which could increase clinical trial expenses. Because successful development of our therapeutic candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our therapeutic candidates. Our ability to raise additional funds will depend on financial, economic and market conditions and other factors, over which we may have no or limited control. In addition, our ability to obtain future funding when needed through equity financings, debt financings or strategic collaborations may be challenging in light of recent market and macroeconomic conditions, which have been particularly challenging for research and development life science companies.

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
The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants therein, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Additionally, during 2020, 2021, and 2022, we borrowed a total of $200.0 million in seven separate tranches from Oxford Finance, LLC, or Oxford, under our loan and security agreement and its amendments, which we refer to collectively as the Amended 2020 Loan Agreement, which, as further described below, also has covenants restricting our ability to declare dividends or incur additional indebtedness.
If we raise additional capital through collaborations, strategic alliances or third-party licensing agreements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or therapeutics candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market therapeutic candidates that we would otherwise develop and market ourselves.
The expected phase out of LIBOR could impact the interest rates paid on our variable rate indebtedness and cause our interest expense to increase.
Under the Amended 2020 Loan Agreement, our term loans bear interest at a variable rate based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, or the FCA Announcement. In November 2020, the Intercontinental Exchange announced that it intends to cease publication of certain LIBOR settings by the end of 2021 while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated based on transactions in the market for short-term treasury securities.
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
We may be adversely affected by the effects of inflation.
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of clinical trials and research, the development of our therapeutic candidates, administration and other costs of doing business. We may experience increases in the prices of labor and other costs of doing business. In an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.
The impact of the Russian invasion of Ukraine on the global economy is uncertain, but may prove to negatively impact our business and operations.
The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. To date, we have not experienced any material interruptions in our infrastructure, development efforts, supplies, technology systems, or networks needed to support our operations and do not expect that our operations would be affected by the war in Ukraine. We do not have any clinical trial sites or operations in Ukraine or Russia. However, if the current conflict in the region continues, there is the potential for trial sites planned in other eastern European countries to slow or stop enrollment, or to be unable to administer our clinical trials. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, and on our business and operations. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains and our development efforts; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.
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
We are early in our development efforts, with only four therapeutic candidates currently in clinical trials (INBRX-101, INBRX-109, INBRX-105, and INBRX-106). We have no products on the market and our ability to achieve and sustain profitability depends on obtaining marketing approvals for and successfully commercializing our therapeutic candidates, either alone or with our collaborators. Before obtaining marketing approval for the commercial distribution of our therapeutic candidates, we, or our collaborators, must conduct extensive nonclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our therapeutic candidates in patients. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. We have experienced delays in our clinical trials due to enrollment delays or holds and in connection with the COVID-19 pandemic, as discussed in the “Business” section of this Annual Report. If we experience additional delays or fail to develop a therapeutic candidate in our pipeline, we may not have the financial resources to continue development of, or to modify existing or to enter into new license or collaboration for, a therapeutic candidate. Other issues that may again delay or potentially prevent marketing approval of, or our ability to commercialize, our therapeutic candidates, include:
•negative or inconclusive results from our clinical trials, the clinical trials of our collaborators or the clinical trials of others for therapeutic candidates similar to ours, leading to a decision or requirement to conduct additional nonclinical testing or clinical trials or abandon a program;
•therapeutic-related side effects experienced by participants in our clinical trials, the clinical trials of our collaborators or by individuals using drugs or therapeutic biologics similar to our therapeutic candidates;

•delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension, partial suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•delays in enrolling research subjects or high drop-out rates of research subjects enrolled in clinical trials;
•delays or difficulties in our clinical trials due to restrictions resulting from the continued evolution of the COVID-19 pandemic;
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
The therapeutic candidates we or our collaborators pursue may not demonstrate the necessary safety or efficacy requirements for marketing approval. Further, a clinical trial may be suspended, partially suspended or terminated by us, our collaborators, the IRBs overseeing such trials, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold or partial clinical hold (similar to the recent partial clinical hold for the INBRX-109 trial, as discussed in the “Business” section of this Annual Report), unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations, administrative actions or lack of adequate funding to continue the clinical trial. Clinical holds may be placed prior to a clinical trial even beginning, in order to address potential safety and risk concerns of regulatory authorities, and partial or complete clinical holds can be imposed at any time during a trial. Furthermore, while we perform certain similar functions internally, we expect to rely on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect to enter into and have entered into agreements governing those CROs’ committed activities, we have limited influence over their actual performance.
If we or our collaborators experience delays in the completion of, or termination of, any clinical trial of our therapeutic candidates, the commercial prospects of our therapeutic candidates may be harmed, and our ability to generate product revenue or receive royalties from any of these therapeutic candidates may be delayed. For instance, the pause in enrollment in our INBRX-109 trial is not expected to cause material delays. However, if we are not able to amend our protocol in a timely manner, our timeline could be affected. In addition, any delays in completing our clinical trials may increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue. If we were to cancel the development of any of our therapeutic candidates, we may still be required to pay certain non-cancellable commitments to our CROs under the terms of our various CRO contracts. Our approach to protein engineering is novel and unproven, and as such, the cost, time needed to develop, and likelihood of success of our therapeutic candidates may be more uncertain than if we employed more established drug development approaches. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our therapeutic candidates.

The results of preclinical studies and early stage clinical trials of our therapeutic candidates may not be predictive of the results of later stage clinical trials. Initial results or observations in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.
Success in preclinical studies and early clinical trials does not ensure that later and pivotal clinical trials will generate the same results, or otherwise provide adequate data to demonstrate the safety and efficacy of a therapeutic candidate. Frequently, therapeutic candidates that have shown promising results in preclinical studies or early clinical trials have subsequently suffered significant setbacks in later or pivotal clinical trials. The initiation of registration-enabling trials for INBRX-109, INBRX-101, or for any of our other therapeutic candidates, is and would be predicated on positive Phase 1 trial results and acceptance of our IND amendment by the FDA. Our therapeutic candidates in clinical trials, including INBRX-101, INBRX-109, INBRX-105, and INBRX-106, may ultimately fail to show the desired safety and efficacy in clinical trials despite having progressed through preclinical studies and despite any initial observations of single agent activity, stable disease or partial responses. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development, including development in registration-enabling trials, of any of our therapeutic candidates. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies or trials, and any of these setbacks in our clinical development could have a material adverse effect on our business and operating results.
Our therapeutic candidates may cause undesirable side effects that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
Undesirable side effects caused by our therapeutic candidates has caused and could again cause us, our collaborators or regulatory authorities, to interrupt, delay or halt clinical trials. These circumstances could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. Results of our clinical trials or the clinical trials of our collaborators could reveal a high and unacceptable severity of adverse side effects and it is possible that patients enrolled in these clinical trials could respond in unexpected ways. For instance, INBRX-109, INBRX-105, and INBRX-106 are all therapeutic candidates targeting oncology indications that are clinically evaluated in very sick populations. Certain trial participants have in the past and may again experience serious adverse events that could be related to one of our therapeutic candidates. INBRX-101 is a therapeutic candidate focused on AATD, a rare disease with a relatively small patient population. It may be difficult to establish safety and efficacy in these types of patient populations. Further, we intend to develop certain of our therapeutic candidates in combination with one or more cancer therapies. This combination may have additional side effects that were not present in preclinical studies or clinical trials of our therapeutic candidates conducted as a monotherapy or in combination with other cancer therapies. The uncertainty resulting from the use of our therapeutic candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.
These side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Further, clinical trials by their nature utilize a sample of the potential patient population. Rare and severe side effects of our therapeutic candidates may only be uncovered with a significantly larger number of patients exposed to our therapeutic candidates.
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
We may not be able to initiate or continue clinical trials for our therapeutic candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. For instance, during the COVID-19 pandemic, we experienced some difficulty enrolling patients for our clinical trials for INBRX-101 since patients with AATD are particularly susceptible to COVID-19 and the physicians acting as clinical investigators for our clinical sites were at times otherwise engaged in the treatment of COVID-19 patients. We recently experienced a delay in enrollment with respect to our clinical trial for INBRX-109, as discussed in the “Business” section of this Annual Report. While this delay in enrollment has not caused a material delay in the trial, if we are unable to amend the protocol in a timely manner, it is possible it could cause a delay in the future. Should any competitors have ongoing clinical trials for therapeutic candidates treating the same indications as our therapeutic candidates, patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ therapeutic candidates.
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
We have provided, and will continue to provide, a number of timing estimates regarding the initiation of clinical trials and clinical development milestones, and the expected availability of data resulting from these trials for certain of our therapeutic candidates. We expect to continue to estimate the timing of these types of development milestones and our expected timing for the accomplishment of various other scientific, clinical, regulatory and other product development objectives. From time to time, we may publicly announce the expected timing of some of these events and we have had to adjust our previously announced timing for certain of our therapeutic candidates. The achievement of many of these milestones and events may be outside of our control. All of these timing estimations are based on a variety of assumptions we make, which may cause the actual timing of these events to differ from the timing we expect, including:
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
•the efforts of our collaborators and licensees with respect to the commercialization of our therapeutics;
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
From time to time, we publish initial, interim, topline or preliminary data from our clinical trials. Certain of our clinical trials are also conducted as “open-label” trials. An open-label trial is one where both the study participant and investigator know whether the participant is receiving the therapeutic candidate and where we (as the sponsor) have access to trial data on an ongoing basis during the trial. These initial, interim, topline and preliminary data from our clinical trials that we may publish from time to time or that we may observe on an ongoing basis in our open-label trials may change as more data become available and, accordingly, they are not necessarily predictive of final results. Preliminary and interim data are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues, more participant data becomes available and we issue our final clinical trial report. Initial, interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, initial, interim, topline and preliminary data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to the interim data could significantly harm our business prospects.
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
We rely on third parties to conduct portions of our clinical trials and certain of our nonclinical studies and intend to continue to do so. If these third parties do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development programs could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.
While we expect to continue our current clinical trials and expect to initiate clinical trials in the near term for other therapeutic candidates, we do not independently conduct clinical trials. As such, while we perform certain functions internally, we currently rely and intend to continue to rely on third-party CROs, clinical data management organizations and consultants to help us design, conduct, supervise and monitor clinical trials of our therapeutic candidates. As a result, we will have less control over the timing, quality and other aspects of our clinical trials than we would have had we conducted them on our own. There is a limited number of third party service providers that specialize or have the expertise required to achieve our business objectives. If any of our relationships with these third-party CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative CROs or investigators or to do so on commercially reasonable terms. Further, these investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our nonclinical studies or clinical trials. These third parties may also be susceptible to disruption as a result of health crises such as the COVID-19 pandemic or periods of societal unrest. For example, we currently retain CROs located in Hong Kong. In addition, regarding the current conflict in Ukraine, we do not have any clinical trial sites or operations in Ukraine or Russia. However, if the current conflict in the region continues, there is the potential for trial sites planned in other eastern European countries to slow or stop enrollment, or to be unable to administer our clinical trials. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy the legal and regulatory requirements for the conduct of nonclinical studies or clinical trials or meet expected deadlines for any reason, our clinical development programs could be delayed and otherwise adversely affected.
In all events, we will be responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the relevant study or trial. The FDA requires nonclinical studies to be conducted in accordance with good laboratory practices and clinical trials to be conducted in accordance with GCPs including practices and requirements for designing, conducting, recording and reporting the results of nonclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our clinical trials could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
While we have found that our therapeutic candidates can be readily manufactured at high yields with established processes used to produce therapeutic proteins, the manufacture of biotechnology products is generally complex and requires significant expertise and capital investment. We and our contract manufacturers must comply with cGMP regulations and guidelines for clinical trial product manufacture and for commercial product manufacture. Manufacturers of biotechnology products often encounter difficulties in production, particularly in scaling up, addressing product quality, product comparability, validating production processes and mitigating potential sources of contamination. These problems include difficulties with raw material procurement, production costs and yields, quality control, product quality, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminations are discovered in our therapeutics or in the manufacturing facilities in which our therapeutics are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.
We cannot assure you that manufacturing problems, including supply chain disruptions of any of our therapeutic candidates or products will not occur in the future. Any delay or interruption in the supply of preclinical or clinical trial supplies or supply chain disruptions could delay the completion of these trials, increase the costs associated with maintaining these trial programs and, depending upon the period of delay, require us to commence new trials at additional expense or terminate trials completely.
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
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to develop and manufacture our therapeutic candidates for use in the conduct of our trials or for commercial supply, if our therapeutics are approved. Instead, we rely on, and expect to continue to rely on third-party providers to manufacture the supplies for our preclinical studies and clinical trials. We currently rely on a limited number of third-party contract manufacturers for our required raw materials, antibodies, and other biologics for our preclinical research and clinical trials, as well as for the manufacture of supplies for our therapeutic candidates. To the extent any of our manufacturing partners are unable to fulfill these obligations in a timely manner, our clinical trials may be delayed and our business may be adversely affected. In general, reliance on third party providers may expose us to more risk than if we were to manufacture our therapeutic candidates ourselves. We do not control the operational processes of the contract manufacturing organizations with whom we contract, and are dependent on these third parties for the production of our therapeutic candidates in accordance with relevant regulations (such as cGMP), which include, among other things, quality control and the maintenance of records and documentation.
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
Although a substantial amount of our efforts will focus on the continued preclinical and clinical testing and potential approval of our therapeutic candidates in our current pipeline, we continue to innovate and expect to expand our portfolio. Because we have limited financial and managerial resources, research programs to identify therapeutic candidates may require substantial additional technical, financial and human resources, whether or not any new potential therapeutic candidates are ultimately identified. Our success may depend in part upon our ability to identify, select and develop promising therapeutic candidates and therapeutics. We may expend resources and ultimately fail to discover and generate additional therapeutic candidates suitable for further development. All therapeutic candidates are prone to risks of failure typical of biotechnology product development, including the possibility that a therapeutic candidate may not be suitable for clinical development as a result of its harmful side effects, limited efficacy or other characteristics indicating that it is unlikely to receive approval by the FDA, the EMA and other comparable foreign regulatory authorities or to achieve market acceptance. If we do not successfully develop and commercialize new therapeutic candidates we have identified and explored, our business, prospects, financial condition and results of operations could be adversely affected.
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
Our therapeutic candidates are still in clinical development and our emerging pipeline is still in preclinical development; we may never have an approved product that is commercially successful. Due to the inherent risk in the development of biopharmaceutical products, it is probable that not all or none of the therapeutic candidates in our pipeline, including any that are or may be licensed to third parties, will successfully complete development and be commercialized. Furthermore, even when available on the market, our products may not achieve an adequate level of acceptance by physicians, patients and the medical community, and we may not become profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable. Market acceptance of any approved products by physicians, patients and healthcare payors will depend on a number of factors, many of which are beyond our control, including, but not limited to:
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
The life sciences industry is highly competitive. We are currently developing therapeutic candidates that will compete, if approved, with other products and therapies that currently exist or are being developed. Our primary competitors fall into the following groups:
•Companies developing novel therapeutics based on sdAb or alternative scaffold product candidates, including Alligator Bioscience AB, Crescendo Biologics Ltd., GlaxoSmithKline plc, IGM Biosciences, Inc., Lava Therapeutics N.V., Molecular Partners AG, Pieris Pharmaceuticals, Inc., Precirix, and Sanofi S.A.;
•Antibody drug discovery companies that may compete with us in the search for novel therapeutic antibody targets, including Regeneron Pharmaceuticals, Inc., Adimab LLC, Genmab A/S, Macrogenics, Inc., Merus N.V., MorphoSys AG, Numab Therapeutics AG, Amgen, Inc., Xencor Inc., and Zymeworks Inc.;
•Companies developing therapeutics designed to treat AATD, including CSL Limited, Grifols, S.A., and Takeda Pharmaceutical Company Limited; and
•Companies developing cytokine therapeutics, including Alkermes PLC, ImmunityBio, Inc., Medicenna Therapeutics Corp., Nektar Therapeutics, Neoleukin Therapeutics, Inc., Novartis AG, Merck & Co., Philogen S.p.A., Roche Holding AG, SOTIO Biotech, Synthekine, Inc., Sanofi S.A., Xencor, Inc.
Our competitors also include other large pharmaceutical and biotechnology companies who may be developing therapeutic candidates with mechanisms similar to or targeting the same indications as our therapeutic candidates.
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
Our business could be adversely affected by widespread outbreak of illness or other communicable diseases, health epidemics, or any other public health crisis. On January 30, 2020, the World Health Organization, or the WHO, announced a global health emergency because of a novel strain of coronavirus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), which causes coronavirus disease 2019, or COVID-19, originating in Wuhan, China. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.
The continued evolution of COVID-19 and its variants, as well as periodic spikes in infection rates and local outbreaks, in spite of safety measures or vaccinations, could cause disruptions to our operations or those of third parties with whom we engage. The COVID-19 pandemic has led to global supply chain challenges, which could adversely impact our ability to conduct business in the manner and timelines presently planned. As new variants of the virus appear, especially variants that are more easily spread, cause more serious outcomes, or are resistant to existing vaccines, new health orders and safety protocols could further impact our operations. We will continue to monitor developments of the pandemic and continuously assess its potential further impact on our operations to prevent any disruptions to the conduct of our business and clinical trials. In the event of a prolonged continuation of the pandemic, it is not clear what the potential impact may be on the our business, financial position and financial performance.
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
We have a significant amount of debt which may affect our ability to operate our business and secure additional financing in the future. If we fail to comply with the terms of the Amended 2020 Loan Agreement, our business, prospects and results of operations could be materially and adversely affected.
During 2020, 2021, and 2022, we borrowed a total of $200.0 million in seven separate tranches from Oxford, under the Amended 2020 Loan Agreement.
Our obligations under the Amended 2020 Loan Agreement are secured by substantially all of our assets. The Amended 2020 Loan Agreement requires us, and any debt arrangements or instruments we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:
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
We may incur additional indebtedness in the future. The instruments governing such indebtedness could contain provisions that are as, or more, restrictive than our existing debt instruments. Our obligations pursuant to the Amended 2020 Loan Agreement are secured by substantially all of our assets, including our intellectual property. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against this collateral granted to them to secure such indebtedness or force us into bankruptcy or liquidation. Further, if our business is subject to liquidation, the right to repayment of Oxford and any other holders of indebtedness would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation.
Our employees, independent contractors, principal investigators, contract research organizations, consultants or vendors may engage in misconduct or other improper activities, including non-compliance with governmental and regulatory bodies.
We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, contract research organizations, consultants or vendors. Misconduct by these parties could include intentional failures to comply with state and federal securities laws, FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish for our therapeutic candidates, comply with federal and state data privacy, security, fraud and abuse, and other healthcare laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, monetary damages, fines, disgorgement, imprisonment, loss of eligibility to obtain marketing approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, reputational harm, diminished profits and future earnings, additional reporting requirements if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with any of these laws, and the curtailment or restructuring of our operations.
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
Our business may be adversely affected as a result of major computer system failures.
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
Cybersecurity breaches could expose us to material liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.
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
The United States federal and all state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the collection, use, and dissemination of data. Some of these federal, state and foreign government requirements include obligations of companies to notify individuals and others of security breaches involving certain personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, prompt regulatory scrutiny and enforcement, cause us to incur significant costs, including legal expenses, or cause us to incur remediation costs that could, under such circumstances, materially harm our business.
Any such security breach may materially compromise information stored on our networks and may result in significant data losses or theft of our intellectual property or proprietary business information, it may also subject us to significant fines, penalties or liabilities for any noncompliance with certain privacy and security laws. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption of breach of our systems.

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
As another example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
Any product that we or our collaborators may attempt to develop, manufacture or market in the United States will be subject to extensive regulation by the FDA, including regulations relating to development, nonclinical testing, performance of clinical trials, manufacturing and post-approval commercialization. Nonclinical testing, clinical trials and manufacturing, among other activities, will be subjected to an extensive review process before a new therapeutic product may be sold in the United States. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. The time required to obtain FDA approval, and any other required approvals for biological products is unpredictable but typically requires several years and may never be obtained.
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

In particular, obtaining marketing approval for biological products requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing, and packaging facilities by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in cGMP compliance by us or by our contract development and manufacturing organizations, or CDMOs, that could result in the candidate not being approved. Moreover, we have not obtained marketing approval for any therapeutic candidate in any jurisdiction and it is possible that none of our existing therapeutic candidates or any therapeutic candidates we may seek to develop in the future will ever obtain marketing approval.
Our therapeutic candidates could fail to receive, or could be materially delayed in receiving, marketing approval for many reasons, including any one or more of the following:
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
•the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
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
•involve rigorous nonclinical and clinical testing, and possibly post-market surveillance;
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
Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our partnerships in China. China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The United States government has called for substantial changes to foreign trade policy with China and has raised, and has proposed to further raise in the future, tariffs on several Chinese goods. China has retaliated with increased tariffs on United States goods. Moreover, China’s legislature has adopted a national security law to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limit the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to with business as previously conducted. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. The U.S. State Department has recently enacted sanctions related to China’s governing of Hong Kong, and the United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. Any further changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies are also unpredictable. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our partnerships in China which could materially harm our business and financial condition.
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

A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Additionally, the Inflation Reduction Act of 2022 authorized CMS to negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition starting in payment year 2026, and to negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities but their impact on the biopharmaceutical industry in the United States remains uncertain. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize in the future and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval in the future. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any therapeutic candidate that we successfully develop.
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
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate PBMs and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire biopharmaceutical supply chain and the business of other stakeholders, including therapeutic biological product developers like us.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability, or commercialize our therapeutic candidates, if approved.
In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our current or any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Our future products, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, an adequate level of reimbursement might not be available for such products and third-party payors’ reimbursement policies might adversely affect our ability to sell any future products profitably.
Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for biologic therapeutics, and FDA’s statutory authorities are periodically amended by Congress. For example, as part of the Consolidated Appropriations Act for 2023, Congress provided FDA additional authorities related to the accelerated approval pathway for human drugs and biologics. Under these recent amendments to the FDCA, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The amendments also give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our therapeutic candidates, if any, may be. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-approval testing and other requirements.
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
•the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to HHS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain advanced non-physician healthcare practitioners and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We received orphan drug status for INBRX-109 for the treatment of patients with metastatic or unresectable chondrosarcoma and for INBRX-101 for the treatment of patients with AATD. We may seek orphan drug status for additional therapeutic candidates, but even if it is granted, we may be unable to maintain any benefits associated with orphan drug status, including market exclusivity.
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
We received orphan drug status for INBRX-109 for the treatment of patients with metastatic or unresectable chondrosarcoma and for INBRX-101 for the treatment of patients with AATD. We may seek orphan drug status for additional therapeutic candidates, but the FDA may not approve any such request. Even with orphan drug status, exclusive marketing rights in the United States may be limited if we seek FDA marketing approval for an indication broader than the orphan designated indication. Additionally, any therapeutic candidate that initially receives orphan drug status designation, may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, others may obtain orphan drug status for products addressing the same diseases or conditions as products we are developing, thus limiting our ability to compete in the markets addressing such diseases or conditions for a significant period of time.
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
We are working towards submitting INBRX-101 for marketing authorization through the use of the accelerated approval pathway and may pursue this accelerated approval pathway for future therapeutic candidates. There is no assurance that, upon receipt of our future marketing application for INBRX-101, the FDA will agree to file it and conduct a substantive review of the data or that FDA will agree that we have met the substantial evidence of effectiveness standard necessary to support marketing approval. If unable to obtain approval under the accelerated approval pathway, we may be required to conduct additional nonclinical studies or clinical trials beyond those that we currently contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA for INBRX-101, or other future therapeutic candidates for which the accelerated approval pathway may be appropriate, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.
In October 2022, we announced that, based on discussions with the FDA, there is potential to pursue an accelerated approval for INBRX-101 in patients with emphysema due to AATD using functional alpha-1 antitrypsin (AAT) serum levels as the surrogate endpoint. .
Under the accelerated approval provisions in the FDCA and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product or therapeutic designed to treat a serious or life-threatening condition that demonstrates an effect on a surrogate endpoint, or intermediate clinical endpoint, that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity, mortality, or other clinical benefit.
The FDA may not accept our application for accelerated approval for INBRX-101, may not grant this approval on a timely basis, or may not grant approval at all. The FDA or foreign regulatory authorities could require us to conduct further studies prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. A failure to obtain accelerated approval or any other form of expedited development, review, or approval for INBRX-101 would result in a longer time period to commercialization of INBRX-101, would increase the cost of development of INBRX-101, and could harm our competitive position in the marketplace. Following high-profile voluntary withdrawals of accelerated approval indications by several oncology sponsors as a result of post-approval trials failing to verify their drug products’ clinical benefit for those indications, which resulted in December 2022 amendments by Congress to the FDA’s authorities related to accelerated approval, public scrutiny of the accelerated approval pathway is likely to continue and may lead to further legislative and/or administrative changes in the future.
Moreover, even if we receive accelerated approval from the FDA, we will be subject to rigorous post-marketing requirements, including the completion of one or more confirmatory post-approval clinical trials to verify the clinical benefit of INBRX-101, and submission to the FDA of all promotional materials 30-120 days prior to their dissemination. The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post-approval study, a post-approval study does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading. Products that receive accelerated approval may be subject to expedited withdrawal procedures if post-approval studies fail to verify the predicted clinical benefit. In addition, as part of the Consolidated Appropriations Act for 2023, Congress provided FDA new statutory authorities to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these recent amendments to the FDCA, the agency may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted. At this time it has not been fully determined how a future confirmatory post-approval clinical trial for INBRX-101 would be designed or implemented, whether more than one trial will become necessary, or what the FDA would expect with respect to the timing of initiating such a confirmatory clinical trial for INBRX-101, should it be granted accelerated approval. If we fail to receive accelerated approval for INBRX-101 or fail to comply with the post-marketing requirements, our business, results of operations, prospects and the price of our common stock may be materially and adversely affected.
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
We believe that any of our therapeutic candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity available to reference biological products. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our therapeutic candidates to be reference biological products pursuant to its interpretation of the exclusivity provisions of the BPCIA, potentially creating the opportunity for follow-on biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing including whether a future competitor seeks an interchangeability designation for a biosimilar of one of our products. Under the BPCIA as well as state pharmacy laws, only so-called “interchangeable” biosimilar products are considered substitutable for the reference biological product without the intervention of the healthcare provider who prescribed the original biological product. However, as with all prescribing decisions made in the context of a patient-provider relationship and a patient’s specific medical needs, healthcare providers are not restricted from prescribing biosimilar products in an off-label manner. In addition, a competitor could decide to forego the abbreviated approval pathway available for biosimilar products and to submit a full BLA for product licensure after completing its own nonclinical studies and clinical trials. In such a situation, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its biological product as soon as it is approved.
In Europe, the European Commission has granted marketing authorizations for many biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies may be developing biosimilar products in other countries that could compete with our products, if approved.
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
The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations, including in Europe and China, governing the protection of personal and confidential information of our clinical subjects, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and CCPA), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators, and the privacy regulatory area is in constant flux. The state of California, for example, has adopted the CCPA, which went into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for residents of the State of California, imposing special rules on the collection of personal information from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In November of 2020, California voters approved the CPRA, which took full effect on January 1, 2023. The CPRA amends the CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply, and additional harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which will be enacting new regulations in 2023 and will have expanded enforcement authority. Virginia, Colorado, Connecticut, and Utah enacted similar data protection laws in 2022, and other U.S. states have proposals under consideration, increasing the regulatory compliance risk. Like the GDPR, many of these state laws categorize medical or health data, genetic data, and biometric data that can be identify a natural person as “sensitive data” and the processing or collection of such will require additional compliance obligations.
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
We will also be subject to evolving European Union laws on data export, where we transfer data outside the European Union to group companies or third parties. The GDPR only permits exports of data outside the European Union where there is a suitable data transfer solution in place to safeguard personal data (e.g. the European Union

Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (i) calls into question certain data transfer mechanisms as between the European Union member states and the U.S. (such as the Standard Contractual Clauses) and (ii) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the U.S. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and future actions of European Union data protection authorities are difficult to predict at the early date. Consequently, there is some risk of any of our data transfers from the European Union being halted.
Where we rely on third parties to carry out a number of services for us, including processing personal data on our behalf, we are required under GDPR and the U.S. state privacy laws to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse impact on our reputation and business. Any contractual arrangements requiring the transfer of personal data from the European Union to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance.
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
In recent years, U.S. and European lawmakers and regulators have expressed concern over electronic marketing. In the European Union, marketing is defined broadly to include any promotional material and the rules specifically on e-marketing are currently set out in the ePrivacy Directive which will be replaced by a new ePrivacy Regulation. While the ePrivacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process and commentators now expect it to be adopted in 2021. The current draft of the ePrivacy Regulation imposes strict opt-in e-marketing rules with limited exceptions to business to business communications and significantly increases fining powers to the same levels as GDPR (see above). In the U.S., the state privacy laws in California, Virginia, Colorado, Connecticut, and Utah include provisions regulating certain types of behavioral marketing and require companies to analyze online marketing and, in some cases, require opt-out mechanisms, increasing operational expenses and risk. The Federal Trade Commission has also issued a notice of proposed rulemaking with respect to online marketing and data collection.
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
While we continue to build and improve our systems and infrastructure, including our business continuity plans, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business, operational or reputational harm to us, loss of competitive advantage or loss of consumer confidence. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches. Further, a data breach could result in regulatory investigations and negative publicity which could damage our reputation and have an adverse effect on our business, financial condition or results of operations.
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
As of December 31, 2022, our executive officers, directors and holders of more than 5% of our capital stock beneficially owned approximately 65% of our shares of common stock outstanding. Accordingly, this group of stockholders will continue to have significant control over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
As of December 31, 2022, we had 43,564,283 shares of common stock outstanding. In order to raise additional capital, we may sell shares of common stock under our Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. As of December 31, 2022, shares of common stock with an aggregate offering price of $171.4 million have been sold through our Sales Agent pursuant to the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement will be made under our $400.0 million Shelf Registration on Form S-3ASR, which became automatically effective upon filing on September 3, 2021. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of then outstanding options or warrants, or the perception that such sales may occur, could adversely affect the market price of our common stock.
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us issues an adverse opinion about our company, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the public markets, which could cause our stock price or trading volume to decline.
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
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. The Amended 2020 Loan Agreement requires, and future debt financing agreements may require us to have the lender’s permission before declaring dividends on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.
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
If we again become an “accelerated filer” as defined in the Exchange Act our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
We will continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq Stock Market to implement provisions of the Sarbanes-Oxley impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
We may be subject to securities litigation that materially diverts the attention of our management or pursuant to which we incur substantial costs.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Securities litigation against us could result in substantial costs and materially divert our management’s attention from other business concerns, which could seriously harm our business.

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
Our common stock is traded on the Nasdaq Global Market under the ticker symbol “INBX.”
Holders of Common Stock
As of February 28, 2023, we had 43,572,060 outstanding shares of common stock and approximately 121 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank deposits and money market funds. Through December 31, 2022, we have used the net proceeds from our IPO for research and development of our programs and for general corporate purposes. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus.
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
Overview
We are a clinical-stage biopharmaceutical company with a pipeline of novel biologic therapeutic candidates developed using our proprietary modular protein engineering platforms. In particular, our proprietary sdAb platform allows us to pursue validated targets with clinical promise where other antibody and biologic based approaches have failed. Highly modular, our platform technologies can be combined with precise valencies and multiple specificities, creating therapeutic candidates designed to be capable of enhanced cell signaling, conditional activation or combined synergistic functions.
We have multiple programs in various stages of development from discovery to preclinical to clinical. We currently have four programs in ongoing clinical trials. Three of these programs are for the treatment of various cancers, and one for the treatment of AATD, as shown below:

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

__________________
*    Commercialization and development rights outside of the United States and Canada, subject to an option agreement with Chiesi
**    Third party partnership with Chinese biotechnology company, Transcenta, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.
***    Third party partnership with Chinese biotechnology company, Elpiscience, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.

INBRX-101 is an optimized, recombinant AAT augmentation therapy candidate for AATD. In March 2022, the FDA granted orphan drug designation for INBRX-101 for the treatment of AATD. In May 2022, we announced topline results from the INBRX-101 Phase 1 clinical trial. We believe the data revealed the potential to achieve normal AAT levels with less frequent dosing than the current standard of care and showed the treatment was well tolerated with no drug-related severe or serious adverse events at doses up to and including 120 mg/kg in single and multi-dose administered intravenously. After discussions with the FDA in our end-of-Phase 1 meeting, we plan to initiate in the first half of 2023 a potentially registration-enabling clinical trial using functional AAT as a surrogate endpoint, with the intent to submit for regulatory approval under the FDA’s Accelerated Approval Program once completed. The FDA also requested additional information to support the correlation between serum AAT levels and the clinical benefit in AATD to further support serum AAT levels as a surrogate endpoint reasonably likely to predict clinical benefit. We are in the process of compiling this data through existing registry, health records and published data and plan to submit those analyses to the FDA as part of the BLA submission.
Our most advanced therapeutic candidate, INBRX-109, is a tetravalent DR5 agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, mesothelioma, colorectal cancer, Ewing sarcoma and pancreatic adenocarcinoma. In June 2021, based on the initial Phase 1 data results, we initiated a potentially registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma for which the FDA and the EMA granted orphan drug designation in November 2021 and August 2022, respectively. In November 2022, we announced updated efficacy and safety data from the ongoing Phase 1 INBRX-109 expansion cohorts for the treatment of chondrosarcoma, which showed disease control was observed in patients with and without isocitrate dehydrogenase, or IDH, mutations. Phase 1 cohorts with INBRX-109 in combination with standard chemotherapies in several indications will begin to read out this year.
INBRX-105 is a precisely engineered multi-specific sdAb-based therapeutic candidate that is designed to agonize 4-1BB selectively in the presence of PD-L1, which is typically found in the tumor microenvironment and associated lymphoid tissues. It is currently being investigated as a single agent and in combination with Keytruda, a PD-1 blocking checkpoint inhibitor, in patients with locally advanced or metastatic solid tumors. Parts 1 and 3, dose escalation as a single agent and in combination with Keytruda, have completed. We continue to enroll patients in Part 2, single agent dose expansion, with enrollment expected to be between 62 to 98 patients. Part 4, combination expansion cohorts, are enrolling approximately 105 to 175 patients in total. We expect to announce initial data from these cohorts during the second half of 2023.

INBRX-106 is a precisely engineered hexavalent sdAb-based therapeutic candidate targeting OX40, designed to be an optimized agonist of this co-stimulatory receptor. It is currently being investigated as a single agent and in combination with Keytruda in patients with locally advanced or metastatic solid tumors. Parts 1 and 3, dose escalation as a single agent and in combination with Keytruda, have completed. It was observed to be well tolerated, with predominantly mild or moderate immune-related toxicities notes. We observed durable responses across multiple tumor types. We continue to enroll patients in Part 2, single agent dose expansion, with enrollment expected to be between 82 to 94 patients. Part 4, combination expansion cohorts, are enrolling approximately 170 patients in total who are positive for PD-L1 expression as determined by immunohistochemistry and possessing adequate hematologic and organ function, to qualify for enrollment. We expect to announce initial data from these cohorts during the first half of 2024.
Liquidity and Capital Resources
Sources of Liquidity
Sources of capital raised to fund our operations have been comprised of the sale of equity securities, payments received from commercial partners for licensing rights to our therapeutic candidates under development and grants, borrowings under the loan and security agreements, and proceeds from the sale and issuance of convertible promissory notes.
The sale of equity securities includes proceeds under our initial public offering, or IPO, from which our aggregate net proceeds from the offering were $125.9 million, net of underwriting discounts, commissions and offering costs, as well as proceeds under our Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent. Under the Sales Agreement, which we entered into in September 2021, we may, from time to time, sell shares of common stock through the Sales Agent with an aggregate offering price of up to $200.0 million, of which we have sold $171.4 million in gross proceeds to date. Sales of our common stock made pursuant to the Sales Agreement have been made under our $400.0 million Shelf Registration on Form S-3ASR, which became automatically effective upon filing on September 3, 2021. During the year ended December 31, 2021, we sold 921,042 shares pursuant to the Sales Agreement for net proceeds of $40.2 million, after deducting commissions. During the year ended December 31, 2022, we sold 4,332,354 shares pursuant to the Sales Agreement for net proceeds of $127.4 million, after deducting commissions.
Other sources of capital raised to fund our operations have been comprised of payments received from commercial partners for licensing rights to our therapeutic candidates under development and grants, and the Amended 2020 Loan Agreement with Oxford. Our borrowings under the Amended 2020 Loan Agreement with Oxford include $200.0 million in gross proceeds received in seven tranches between July 2020 and October 2022.
Future Funding Requirements
Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, establishing our intellectual property portfolio, developing our commercialization strategy, hiring to support these departments and activities, and raising capital to support and expand these activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.
Our net loss for the years ended December 31, 2022 and December 31, 2021 was $145.2 million and $81.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of $372.4 million and cash and cash equivalents of $273.9 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date these consolidated financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

The process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses to increase as we continue our development of, and seek marketing approvals for, our therapeutic candidates (especially as we move more candidates from preclinical to clinical development as well as study candidates in later stages of clinical development), and begin to commercialize any approved products, if ever. At this time, we are preparing to proceed with the commercialization of certain of our product candidates, if ever approved. As a result, we will incur significant pre-commercialization expenses in preparation for launch, the outcome of which is uncertain. Additionally, if approved, we will incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. We also expect our general and administrative expenses and losses to increase as we hire additional personnel and incur increased accounting, audit, legal, regulatory, and compliance costs, and as we incur increased costs from investor and public relations expenses associated with operating as a public company.
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
•the valuation of our capital stock; and
•the continuing or future effects of a potential economic downturn, geopolitical events, and widespread health events on capital and financial markets.
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
We have two leases for our laboratory and office space, which expire in 2025, with an option to extend the leases for an additional five years. As of December 31, 2022, we have future minimum rental obligations under these leases of $5.6 million, of which $2.2 million and $3.4 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 9 to the consolidated financial statements.
Under the Amended 2020 Loan Agreement, we are required to make only interest payments through February 2025, with all principal payments and final fee payments beginning in March 2025, unless the Amended 2020 Loan Agreement is extended an additional twelve months upon a qualified financing event, and continuing through the maturity date of January 2027. As of December 31, 2022, we have a minimum obligation of $274.1 million of long-term debt, including minimum interest payments, of which $18.3 million and $255.8 million are current and non-current, respectively. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 to the consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $11.1 million in our consolidated balance sheets for expenditures incurred by CROs and CDMOs as of December 31, 2022.
While these contracts are generally cancellable, some may contain specific activities that involve one or more non-cancellable commitments, including minimum purchase commitments, binding annual forecasts, and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of December 31, 2022, the non-cancellable portion of these contracts total in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date, approximately $74.8 million.
License and Collaboration Agreements
Celgene Agreement
On July 1, 2013, we entered into the Celgene Agreement, pursuant to which we granted Celgene an exclusive, global license for the development, manufacture and commercialization of the Celgene Licensed Intellectual Property. Per the terms of the Celgene Agreement, Celgene is operationally and financially responsible for the development, manufacturing and commercialization activities of Celgene Licensed Intellectual Property and any additional related antibodies covered by the Celgene Agreement.
As payment for the license granted in the Celgene Agreement, we may be eligible to receive development and regulatory milestones of an aggregate of $934.1 million, assuming the achievement of all potential milestones in the Celgene Agreement, as well as percentage tiered royalties based on future worldwide sales, with rates ranging from the high single-digits to the low teens, subject to potential reduction when and if comparable third party products attain certain levels of competitive market share (on a country-by-country basis) and, subject to certain limitations, payments to third parties for third-party intellectual property rights. Celgene’s royalty obligations expire (on a country-by-country basis) upon the later of (i) the expiration of the last valid patent claim for the applicable Celgene Licensed Intellectual Property or related product in a country, and (ii) 12 years following that date of the first commercial sale of the applicable Celgene Licensed Intellectual Property or related product in a country. We are obligated to pay 2% of future amounts received under the Celgene Agreement to advisors who assisted us with the negotiations and other matters in connection with the Celgene Agreement.
2seventy Agreements
On December 20, 2018, we entered into an exclusive license agreement with bluebird to research, develop and commercialize CAR T-cell therapies using our proprietary sdAb platform. In November 2021, bluebird assigned the 2018 2seventy Agreement to its affiliate 2seventy in connection with an internal restructuring and subsequent spin-out of 2seventy. Under the terms of this license agreement, we provided 2seventy the exclusive worldwide rights to develop, manufacture and commercialize certain cell therapy products containing sdAbs directed to various cancer targets. In January 2019, we received a non-refundable $7.0 million payment and pursuant to the license agreement, we are entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single digits. In August 2021, we received a $2.0 million milestone payment under this agreement.
On June 9, 2020, we entered into the 2020 2seventy Agreement with bluebird, which was also assigned to 2seventy in November 2021 in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy. In June 2020, we received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and we are entitled to an upfront option fee for each additional program. In June 2022, 2seventy selected a third program and paid an additional $0.2 million as a non-refundable upfront option fee in exchange for a development license. We also granted options in which 2seventy may acquire an exclusive license with respect to all binders and cell therapy products developed under the 2020 2seventy Agreement, which entitles us to additional fees upon exercise of an option for each program. Additionally, 2seventy may extend the option term for up to six months in the event that there are additional bona fide development activities that 2seventy desires to undertake. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits.
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
Chiesi Option Agreement
In May 2019, we entered into the Chiesi Option Agreement with Chiesi. Under this agreement, we granted to Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada. Additionally, the Chiesi Option Agreement provides Chiesi with a right of negotiation for INBRX-101 development and commercialization rights in the United States and Canada in the event we engage in discussions with any third parties for such rights during the term of the Chiesi Option Agreement or, as applicable, the term of a definitive exclusive license agreement between Chiesi and the Company. Under the terms of the Chiesi Option Agreement, we received a one-time, non-refundable option initiation payment of $10.0 million in August 2019. Pursuant to the Chiesi Option Agreement, we are performing research and development services for Chiesi during the option period, which will continue (unless the Chiesi Option Agreement is terminated earlier by the Chiesi or the Company) until 60 days following the last-to-occur of (i) the Company’s delivery to Chiesi of the trial phase data for the first Phase I Clinical Trial for INBRX-101 (including the complete clinical study report), (ii) the Company’s delivery to Chiesi of the finalized minutes from the definitive FDA scientific advice meeting conducted following completion of such Phase I Clinical Trial with the use of the full clinical study report if required by the FDA, and (iii) the Company’s delivery to Chiesi of the finalized minutes from the definitive parallel EMA-HTA scientific advice meeting conducted following completion of such Phase I Clinical Trial with full use of the clinical study report if required by the EMA.
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
Other Collaboration Agreements
In addition to these contracts, we have entered into strategic collaborations with other third parties, including Phylaxis BioScience, LLC, or Phylaxis, Transcenta, and Elpiscience. For more information regarding these agreements, refer to Notes 6 and 7 to the consolidated financial statements.

Components of Results of Operations
Revenue
To date, all of our revenue has been derived from licenses with collaboration partners and grant awards. We have not generated any revenue from the commercial sale of approved therapeutic products, and until, if ever, they are approved for commercial sale, we expect our revenue will be derived primarily from payments under our current license agreements and any potential future collaborations or strategic transactions.
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
◦expenses associated with the manufacturing of our therapeutic candidates under agreements with CDMOs;
◦expenses associated with regulatory requirements, including fees and other expenses related to our Scientific Advisory Board; and
◦other external expenses, such as laboratory services related to our discovery and development programs and other shared services, and
•Internal expenses, consisting of:
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
•the efficacy and safety profile of our therapeutic candidates; and
•uncertainties related to potential economic downturn, geopolitical events, and widespread health events on capital and financial markets.
General and Administrative
G&A expenses consist primarily of:
•salaries, benefits and other related costs, including stock-based compensation, for personnel engaged in G&A functions;
•expenses incurred in connection with accounting and audit services, legal services, and investor relations, as well as consulting expenses under agreements with third parties, such as consultants and contractors;
•expenses incurred in connection with commercialization and business development activity; and
•facilities, depreciation and other expenses, which include direct and allocated expenses for depreciation and amortization, rent and maintenance of facilities, insurance and supplies.
We expect our G&A expenses will continue to increase over the next several years as we continue to increase our headcount and incur increased accounting, audit, legal, regulatory, commercialization, business development, and compliance costs as well as investor and public relations expenses associated with operating as a public company.
Other Income (Expense)
Interest expense. Interest expense consists primarily of our interest on our loans with Oxford, offset in part by interest income. Interest income consists of our interest earned on cash and cash equivalents, including our investments in highly liquid debt securities with original maturities of less than three months.

Results of Operations
Comparison of Years Ended December 31, 2022 and December 31, 2021
The following table summarizes our consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	YEAR ENDED DECEMBER 31,		CHANGE
	2022	2021	($)	(%)
Revenue:
License fee revenue	$2,178	$7,125	$(4,947)	(69)%
Grant revenue	14	106	(92)	(87)%
Total revenue	2,192	7,231	(5,039)	(70)%
Operating expenses:
Research and development	110,186	71,440	38,746	54%
General and administrative	21,123	12,355	8,768	71%
Total operating expenses	131,309	83,795	47,514	57%
Loss from operations	(129,117)	(76,564)	(52,553)	69%
Other income (expense):
Interest expense, net	(16,107)	(5,216)	(10,891)	209%
Other income, net	1	14	(13)	(93)%
Total other expense	(16,106)	(5,202)	(10,904)	210%
Provision for income taxes	3	2	1	50%
Net loss	$(145,226)	$(81,768)	$(63,458)	78%
License Fee Revenue
License fee revenue decreased by $4.9 million to $2.2 million during the year ended December 31, 2022 from $7.1 million during the year ended December 31, 2021.
During the year ended December 31, 2022, we recognized the remaining $1.1 million of license fee revenue related to our agreements with Phylaxis as we completed our outstanding performance obligation to transfer the exclusive licenses for, and complete development services, to modify the two compounds. Additionally, we recognized approximately $0.9 million of license fee revenue related to our effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period under our option agreement with Chiesi. We also recognized $0.2 million in revenue under our 2020 2seventy Agreement following the addition of a third program.
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
Grant Revenue
We recognized approximately $14,000 and $106,000 of grant revenue during the years ended December 31, 2022 and December 31, 2021, respectively, all of which consisted of revenue earned under our grant with the Department of Defense, or DoD, which was awarded in February 2021 and completed in February 2022.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	YEAR ENDED DECEMBER 31,		CHANGE
	2022	2021	($)	(%)
External expenses:
Clinical trials	$28,988	$20,282	$8,706	43%
Contract manufacturing	27,367	4,912	22,455	457%
Preclinical studies	3,634	4,662	(1,028)	(22)%
Other external research and development	3,126	3,267	(141)	(4)%
Internal expenses:
Personnel	35,937	28,126	7,811	28%
Equipment, depreciation, and facility	6,151	5,533	618	11%
Other internal research and development	4,983	4,658	325	7%
Total research and development expenses	$110,186	$71,440	$38,746	54%
Research and development expense increased by $38.8 million to $110.2 million during the year ended December 31, 2022 from $71.4 million during the year ended December 31, 2021. The overall increase was primarily due to the following factors:
•clinical trial expense increased by $8.7 million, which was primarily related to increases in Phase 1 trial expenses, including the purchase of Keytruda used in combination with INBRX-105 in our Phase 1 trial, as well as continued expenses, including cohort expansions, related to our INBRX-109 potentially registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma, which was initiated in the second quarter of 2021;
•contract manufacturing expense increased by $22.5 million due to greater production run costs at our CDMO partners supporting our clinical and preclinical therapeutic candidates, including larger yield batch sizes, drug substance batch manufacturing in preparation for a Phase 2 trial supply, pilot batch production for a preclinical candidate, and drug process development and manufacturing;
•preclinical expense decreased by $1.0 million due to the completion of toxicity and toxicokinetics studies for INBRX-101, which was offset in part by the initiation of additional preclinical studies related to one of our preclinical candidates during 2022;
•personnel-related expense increased by $7.8 million, which was attributable to an increase in our headcount including significant expansion of our clinical operations and technical operations teams, the issuance of additional stock options, and the expansion of the bonus eligibility pool in the current year; and
•facilities expense increased by $0.6 million, which was primarily attributable to an increase in depreciable equipment.
G&A Expense
G&A expense increased by $8.7 million to $21.1 million during the year ended December 31, 2022 from $12.4 million during the year ended December 31, 2021. The overall increase was primarily due to the following factors:
•personnel-related expenses increased by $5.3 million, related to an increase in headcount primarily due to building out our commercial strategy team, additional stock option grants to employees, and the expansion of the bonus eligibility pool in the current year;
•pre-commercialization expenses increased by $2.0 million, primarily related to market research expenses related to INBRX-101 and INBRX-109, and other expenses incurred in relation to scientific publications, conferences, and our commercial strategy efforts;
•professional service fees increased by $0.7 million related to an increase in accounting fees of $0.3 million due to additional professional services required following the establishment of our ATM facility, as well as other consultation fees, and an increase in legal fees of $0.4 million primarily due to increased services related to our expanding intellectual property portfolio; and
•facility and equipment-related expense increased by $0.5 million, which was primarily attributable to an increase in software and other depreciable equipment.
Other Income (Expense)
Interest expense, net. Interest expense, net, increased by $10.9 million to $16.1 million for the year ended December 31, 2022 from $5.2 million for the year ended December 31, 2021.
During the year ended December 31, 2022, $18.2 million was incurred for interest paid and the amortization of debt discounts related to the Amended 2020 Loan Agreement with Oxford, under which we had an outstanding principal balance of $200.0 million as of December 31, 2022. Interest expense was offset in part by $2.1 million of interest income, $1.3 million of which relates to interest earned and the accretion of discounts on investments in debt securities made during the fourth quarter of 2022, while the remaining $0.8 million relates to interest earned on cash held in our money market account during the year.
During the year ended December 31, 2021, we incurred $5.4 million of interest related to interest paid and the amortization of debt discounts related to the Amended 2020 Loan Agreement with Oxford, under which we had an outstanding principal balance of $70.0 million as of December 31, 2021. Interest expense was offset in part by $0.2 million of interest income earned on cash held in our money market account during the year.
Income Taxes
Income tax expense was approximately $3,000 and $2,000 during the years ended December 31, 2022 and December 31, 2021, respectively. Income tax expense increased in line with the increase in states we have a physical presence in as a result of the expansion of our clinical team. For the years ended December 31, 2022 and December 31, 2021, we have applied a 100% valuation allowance against our federal deferred tax assets since it is more likely than not that the deferred tax assets will not be realized.
Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021

Net cash used in operating activities	$(115,301)	$(80,323)
Net cash used in investing activities	(686)	(809)
Net cash provided by financing activities	258,551	83,769
Net increase in cash	$142,564	$2,637
Operating Activities
Net cash used in operating activities was $115.3 million during the year ended December 31, 2022 and consisted primarily of a net loss of $145.2 million, adjusted for non-cash items including stock-based compensation expense of $20.5 million, accretion on our debt discount and the non-cash portion of interest expense related to our debt of $3.4 million, depreciation and amortization of $1.2 million, and non-cash lease expense of $1.6 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, including a decrease in deferred revenue of $2.0 million following the recognition of $0.9 million of previously deferred revenue related to our option agreement with Chiesi and $1.1 million of previously deferred revenue related to our agreements with Phylaxis. Additionally, the operating lease liability decreased by $1.7 million as a result of lease payments made throughout the year. Other non-current assets increased by $1.3 million relating to deposits paid to one of our CRO partners, while our accounts payable balance decreased by $0.7 million. Theses uses of cash were offset in part by an increase in accrued expenses of $7.6 million and a decrease in prepaid expenses of $0.6 million, which are due to the timing of clinical and development activities which were incurred during the year. Additionally, accounts receivable and receivables from related parties decreased by $0.6 million, primarily as a result of the receipt of payments associated with our cost sharing agreements with Elpiscience.
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
Investing Activities
Net cash used in investing activities was $0.7 million and $0.8 million during the years ended December 31, 2022 and December 31, 2021, respectively, and was related to capital purchases of laboratory and office equipment.
Financing Activities
Net cash provided by financing activities was $258.6 million during the year ended December 31, 2022 and consisted primarily of net proceeds of $128.9 million from the Amended 2020 Loan Agreement and proceeds of $127.4 million from our ATM offering, offset in part by the payment of costs associated with the ATM offering of $0.4 million. In addition, we received proceeds of $2.8 million from the exercise of stock options.
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
Critical Accounting Estimates
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

We recognize revenue when, or as, the promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. To determine revenue recognition for arrangements, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the performance obligation(s) are satisfied. At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identifies those that are performance obligations. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, the performance obligation is satisfied.
Collaboration and License Agreements
We enter into collaborative agreements with partners that typically include one or more of the following: (i) license fees; (ii) nonrefundable up-front fees; (iii) payments for reimbursement of research costs; (iv) payments associated with achieving specific development, regulatory, or commercial milestones; and (v) royalties based on specified percentages of net product sales, if any. At the initiation of an agreement, we analyze each unit of account within the contract to determine if the counterparty is a customer in the context of the unit of account.
We consider a variety of factors which may require significant judgment in determining the appropriate estimates and assumptions under these arrangements, such as whether the elements are distinct performance obligations, whether there are observable standalone prices, and whether any licenses are functional or symbolic. We evaluate each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time. Typically, license fees and non-refundable upfront fees are considered fixed, while milestone payments are identified as variable consideration which must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for additional information on our collaboration and license agreements.
Accrued Research and Development and Clinical Trial Costs
We enter into contracts for research and development activities, including with CDMOs for clinical supplies and manufacturing scale-up activities related to our therapeutic candidates and with CROs for our preclinical studies and clinical trials. The financial terms of these agreements vary and may result in payment flows that do not match the periods over which materials or services are provided, resulting in an either an accrual or a prepaid expense.
These accruals of research and development expenses require us to estimate expenses incurred, including estimates of the time period over which services will be performed, completion of contract components, the enrollment of subjects, and the status of our clinical trials. Such estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CDMOs regarding the status and cost of the studies. If the actual timing of the performance of services varies from our estimates, we adjust the accrual or prepaid expense accordingly.
Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.
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
•Expected Volatility—Due to the lack of company specific historical and implied volatility data indicative of the expected future volatility, we based our estimate of expected volatility on the estimate and expected volatilities of a guideline group of publicly traded companies. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available, or we believe the volatility of our own market-traded shares best represents expected volatility.
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
Changes in these assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 5 to our consolidated financial statements included elsewhere in this Annual Report for information regarding certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the periods discussed.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Inhibrx, Inc.
La Jolla, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Inhibrx, Inc. (the “Company”) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Clinical Trial Accruals
As described in Note 1 to the consolidated financial statements, the Company recognizes costs incurred for preclinical studies, clinical trials and manufacturing activities as research and development expenses based on its evaluation of its vendors’ progress toward completion of specific tasks. When payment terms under the related contracts do not align with the pattern of costs incurred, the Company is required to estimate the outstanding obligations as of period end. When evaluating the adequacy of the accrued clinical trial liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs, which can involve significant judgments, estimates and specialized knowledge. As of December 31, 2022, the Company recorded $4.5 million in clinical trial accruals.
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
The primary procedures we performed to address this critical audit matter included:
•Testing the appropriate measurement of clinical trial accruals by obtaining and inspecting significant agreements and amendments, evaluating the Company’s documentation of trial progress and status (including consideration of measures such as patient enrollment, clinical site activations, and vendor costs incurred), and confirming clinical trial billings, payments and expenses with vendors.
•Testing the completeness of the Company’s clinical trial accruals by evaluating internal materials and publicly available information (such as press releases and public databases that track clinical trials), and inquiring of clinical staff to gain an understanding of the status of significant on-going clinical trials.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2018.
San Diego, California
March 6, 2023

Inhibrx, Inc.
Consolidated Balance Sheets
(In thousands, except share data and par value)

	AS OF DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$273,865	$131,301
Accounts receivable	243	373
Receivables from related parties	14	505
Prepaid expenses and other current assets	6,371	6,933
Total current assets	280,493	139,112
Property and equipment, net	2,501	3,153
Operating right-of-use asset	4,717	6,338
Other non-current assets	3,164	1,847
Total assets	$290,875	$150,450
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,326	$9,125
Accrued expenses	17,224	9,621
Current portion of deferred revenue	166	2,034
Current portion of lease liability	1,860	1,674
Total current liabilities	27,576	22,454
Long-term debt, including final payment fee	202,069	70,470
Non-current portion of lease liability	3,173	5,033
Non-current portion of deferred revenue	—	110
Total liabilities	232,818	98,067
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.0001 par value, 15,000,000 shares authorized and no shares outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 120,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 43,564,283 and 38,991,307 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in-capital	430,426	279,526
Accumulated deficit	(372,373)	(227,147)
Total stockholders’ equity	58,057	52,383
Total liabilities and stockholders’ equity	$290,875	$150,450
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	YEAR ENDED DECEMBER 31,
	2022	2021

Revenue:
License fee revenue	$2,178	$7,125
Grant revenue	14	106
Total revenue	2,192	7,231
Operating expenses:
Research and development	110,186	71,440
General and administrative	21,123	12,355
Total operating expenses	131,309	83,795
Loss from operations	(129,117)	(76,564)
Other income (expense):
Interest expense, net	(16,107)	(5,216)
Other income, net	1	14
Total other expense	(16,106)	(5,202)
Loss before provision for income taxes	(145,223)	(81,766)
Provision for income taxes	3	2
Net loss	$(145,226)	$(81,768)
Net loss per share, basic and diluted	$(3.62)	$(2.15)
Weighted-average shares of common stock outstanding, basic and diluted	40,108	38,010
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	37,712	$4	$220,848	$(145,379)	$75,473
Stock-based compensation expense	—	—	15,048	—	15,048
Issuance of shares upon exercise of stock options	358	—	3,956	—	3,956
Issuance of shares, net of issuance costs	921	—	39,674	—	39,674
Net loss	—	—	—	(81,768)	(81,768)
Balance as of December 31, 2021	38,991	$4	$279,526	$(227,147)	$52,383
Stock-based compensation expense	—	—	20,450	—	20,450
Issuance of shares upon exercise of stock options	241	—	2,757	—	2,757
Issuance of shares, net of issuance costs	4,332	—	126,981	—	126,981
Issuance of warrants	—	—	712	—	712
Net loss	—	—	—	(145,226)	(145,226)
Balance as of December 31, 2022	43,564	$4	$430,426	$(372,373)	$58,057
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	YEAR ENDED DECEMBER 31,
	2022	2021

Cash flows from operating activities
Net loss	$(145,226)	$(81,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,225	1,195
Accretion of debt discount and non-cash interest expense	3,448	1,234
Stock-based compensation expense	20,450	15,048
Non-cash lease expense	1,621	1,493
Gain or loss on disposal of fixed assets	19	(9)
Changes in operating assets and liabilities:
Accounts receivable	130	(167)
Receivables from related parties	491	28
Prepaid expenses and other current assets	612	(4,040)
Other non-current assets	(1,317)	(1,602)
Accounts payable	(705)	(4,642)
Accrued expenses and other current liabilities	7,603	(3,736)
Operating lease liability	(1,674)	(1,503)
Deferred revenue, current portion	(1,868)	(1,047)
Deferred revenue, non-current portion	(110)	(627)
Other non-current liabilities	—	(180)
Net cash used in operating activities	(115,301)	(80,323)
Cash flows from investing activities
Purchase of fixed assets	(686)	(864)
Proceeds from the sale of fixed assets	—	55
Net cash used in investing activities	(686)	(809)
Cash flows from financing activities
Proceeds from ATM offering	127,371	40,203
Costs associated with ATM offering	(390)	(382)
Proceeds from the issuance of debt	128,863	39,992
Payment of fees associated with debt	(50)	—
Proceeds from exercise of stock options	2,757	3,956
Net cash provided by financing activities	258,551	83,769
Net increase in cash	142,564	2,637
Cash and cash equivalents at beginning of period	131,301	128,664
Cash and cash equivalents at end of period	$273,865	$131,301

Supplemental disclosure of cash flow information
Cash paid for interest	$13,090	$3,889
Cash paid for income taxes	$4	$2

Supplemental schedule of non-cash investing and financing activities
Fair value of warrants issued to lender in conjunction with February 2022 Amendment	$712	$—
ATM offering costs included in accounts payable	$—	$271
ATM offering costs reimbursable in accounts receivable	$—	$124
Payable for purchase of fixed assets	$—	$94
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
The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, risks associated with preclinical studies, clinical trials and regulatory applications, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. The Company’s therapeutic candidates currently under development will require significant additional research and development efforts, including clinical and preclinical testing and marketing approval prior to commercialization. These efforts require significant amounts of capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
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
Liquidity
As of December 31, 2022, the Company had an accumulated deficit of $372.4 million and cash and cash equivalents of $273.9 million. From its inception and through December 31, 2022, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The Company’s most significant estimates relate to evaluation of whether revenue recognition criteria have been met, accounting for development work and preclinical studies and clinical trials, determining the assumptions used in measuring stock-based compensation, the incremental borrowing rate estimated in relation to the Company’s operating lease, and valuation allowances for the Company’s deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. The Company’s actual results may differ from these estimates under different assumptions or conditions.
Fair Value of Financial Instruments
The Company’s financial instruments consist principally of accounts receivable, investments in debt securities, accounts payable, accrued expense, long-term debt, and warrants. The carrying amounts of financial instruments such as accounts receivable, accounts payable, accrued expense, and investments in debt securities classified as cash equivalents approximate their related fair values due to the short-term nature of these instruments. The carrying value of the Company’s debt approximates fair value due to its interest being reflective of current market rates for debt with similar terms and conditions. The Company’s warrants are equity-classified and carried at the instruments’ fair value upon classification into equity.
Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash held in financial institutions including readily available checking and money market accounts, and highly liquid investments in debt securities with an original maturity of three months or less.
As of December 31, 2022, the Company’s investments in debt securities consist of U.S. Treasury Bills, all of which mature in February 2023. As of December 31, 2022, these investments are recorded at their amortized cost of $196.3 million, which is adjusted for the amortization or accretion of premiums or discounts.
Concentrations of Credit Risk
Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, including our investments in debt securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits by the Federal Deposit Insurance Corporation, or FDIC, of up to $250,000. Our investment portfolio consists of investments in U.S. Treasury securities, in excess of Securities Investor Protection Corporation, or SIPC, limits of up to $500,000 in securities. The Company’s cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in operations. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial condition of the depository institutions in which those deposits are held.
The Company continually evaluates its accounts receivable for all outstanding third-party balances to determine the potential exposure to a concentration of credit risk. The Company’s major third-party contracting parties, some of which account for significant balances in both accounts receivable and revenue, are generally large, credit-worthy biotechnology companies and government bodies. The Company assesses the collectability of accounts receivable through a review of its current aging, as well as an analysis of its historical collection rate, general economic conditions, and credit status of these third parties. As of December 31, 2022 and December 31, 2021, all outstanding accounts receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.
Dividends
As of December 31, 2022, the Company has never declared or paid any dividends on its common stock.
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
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The Company estimates useful lives as follows:
•laboratory and office equipment: three to five years;
•furniture, fixtures and other: five years;
•computer software: three years.
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
For the long-term operating lease of its corporate headquarters, the Company recognized an operating right-of-use asset and lease liability on its consolidated balance sheet. The lease liability is determined as the present value of future lease payments using an estimated incremental borrowing rate that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. The operating right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. The lease term at the commencement date is determined by considering whether renewal options and termination options are reasonably assured of exercise. Agreements are reviewed at inception to determine if they contain a lease. Leases are reviewed and classified as operating or financing leases at commencement.
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

Investment in Phylaxis
The Company uses the equity method of accounting for equity investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. As discussed in Note 6, the Company received an equity investment in the form of a 10% equity interest as consideration in a series of agreements with Phylaxis (as defined below), which is accounted for as an equity method investment. The Company’s proportionate share of the net income or loss of these companies is included as loss in equity method investment in the consolidated statement of operations. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, legal form of the investee (e.g. limited liability corporation), participation in policy-making decisions, and material purchase and sale transactions. The investment had been reduced to zero prior to the beginning of 2021 as a result of the allocation of the Company’s share of prior losses of the investee. Accordingly, the Company has discontinued applying the equity method and as of and for the years ended December 31, 2022 and December 31, 2021, the investment in Phylaxis remains at zero.
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
The Company’s debt securities consist of U.S. Treasury Bills, which are classified as Level 1 in the fair value hierarchy. Due to the short-term nature of these securities which are classified as cash equivalents, the amortized value approximates fair value and the Company does not remeasure these instruments at fair value. The Company’s outstanding debt and warrants are both classified as Level 2 in the fair value hierarchy. There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2022 or December 31, 2021.
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
Legal, accounting, and filing fees related directly to the Company’s Shelf Registration are capitalized as deferred offering costs. Deferred offering costs associated with the Shelf Registration are reclassified to additional paid-in capital when the Company completes offerings under the Shelf Registration. In November 2021, the Company completed an offering under the Shelf Registration and offset $1.7 million of offering costs against the proceeds. In October 2022, the Company completed an additional offering under the Shelf Registration and offset $3.0 million of offering costs against the proceeds. There were no deferred offering costs as of December 31, 2022 or December 31, 2021.
Financial Instruments with Characteristics of Both Liabilities and Equity
The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or ASC 480-10, and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or ASC 815-40. Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in other expense, net in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or under another applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. The Company’s outstanding warrants do not meet the requirements for liability classification under ASC-480-10 or ASC-815-40. Therefore, the Company’s outstanding warrants are classified as equity as of and for the years ended December 31, 2022 and December 31, 2021.
Revenue Recognition
The Company has generated revenue from its license and collaboration agreements with partners, as well as from grants from government agencies and private not-for-profit organizations.
Collaborative Research, Development, and License Agreements
The Company enters into collaborative agreements with partners which may include the transfer of licenses, options to license, and the performance of research and development activities. The terms associated with these agreements may include one or more of the following (1) license fees; (2) nonrefundable up-front fees; (3) payments for reimbursement of research costs; (4) payments associated with achieving specific development, regulatory, or commercial milestones; and (5) royalties based on specified percentages of net product sales, if any. Payments received from customers are included in deferred revenue, allocated between current and non-current on the consolidated balance sheet, until all revenue recognition criteria are met.
Typically, license fees, non-refundable upfront fees, and funding of research activities are considered fixed, while milestone payments, including option exercise fees, are identified as variable consideration, which is constrained and excluded from the transaction price. The Company will recognize revenue for sales-based royalty if and when a subsequent sale occurs.
The Company applies significant judgment when making estimates and assumptions under these agreements, including evaluating whether contractual obligations represent distinct performance obligations, including the assessment of whether options represent material rights, determining whether there are observable standalone prices and allocating transaction price to performance obligations within a contract, assessing whether any licenses are functional or symbolic, determining when performance obligations have been met, and assessing the recognition of variable consideration. The Company evaluates each performance obligation to determine if it can be satisfied and recognized as revenue at a point in time or over time. Typically, performance obligations consisting of a transfer of a license or the achievement of milestones are recognized at a point in time upon the transfer, while performance obligations consisting of research activities are recognized over time using an input method which is representative of the Company’s efforts to fulfill the performance obligation, based on costs incurred with third-parties or internal labor hours performed.

Grant Revenue
The Company has been awarded a grant from the Congressionally Directed Medical Research Program, or CDMRP, funded through the DoD, under which the Company’s internal costs specifically covered by the grant for a specified project are subject to reimbursement when incurred. Since there is no transfer of control of goods or services to the granting agency, revenue is recognized as the Company incurs expenses related to the grant in the gross amount of the reimbursement and costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.
Accrued Research and Development and Clinical Trial Costs
Research and development costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on the Company’s behalf, pursuant to development and consulting agreements in place. The Company’s preclinical studies and clinical trials are performed internally, by third party contract research organizations, or CROs, and/or clinical investigators. The Company also engages with CDMOs for clinical supplies and manufacturing scale-up activities related to its therapeutic candidates. Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon its assessment of the status of each clinical trial and the work completed, and upon information obtained from the CROs and CDMOs. The Company’s estimates are dependent upon the timeliness and accuracy of data provided by the CROs and CDMOs regarding the status and cost of the studies. Costs incurred related to the Company’s purchases of in-process research and development for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred. Costs incurred related to the licensing of products that have not yet received marketing approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.
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

For purposes of the diluted net loss per share calculation, warrants for purchase of common stock and stock options are considered to be potentially dilutive securities. Accordingly, for the years ended December 31, 2022 and December 31, 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in thousands):

	AS OF DECEMBER 31,
	2022	2021

Outstanding stock options	5,305	4,064
Warrant to purchase common stock	47	7
	5,352	4,071
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
Adoption of New Accounting Pronouncements
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which intends to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The Company adopted ASU 2021-04 on January 1, 2022, which did not result in a material impact on its consolidated financial statements and related disclosures.
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which defers the expiration date of Topic 848 as established with ASU 2020-04. In March 2020, the FASB issued ASU 2020-04, which provided temporary, optional expedients related to the accounting for contract modifications and hedging transactions as a result of the global markets’ anticipated transition away from the use of LIBOR and other interbank offered rates to alternative reference rates. The FASB established a December 31, 2022 expiration date for ASC 848. Following the extension of the intended cessation date of LIBOR in the United States to June 30, 2023, the FASB

issued ASU 2022-06 to defer the expiration date of ASC 848 to December 31, 2024. ASU 2022-06 is effective upon issuance. The Company adopted ASU 2022-06 upon its issuance, which did not result in a material impact on its consolidated financial statements and related disclosures.
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
2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2022	2021

Outside research and development services	$5,697	$6,343
Other	674	590
Prepaid expense and other current assets	$6,371	$6,933
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2022	2021

Laboratory and office equipment	$7,023	$6,286
Furniture, fixtures and other	524	514
Leasehold improvements	441	441
Computer software	53	42
Construction in process	—	281
Total property and equipment	8,041	7,564
Less: accumulated depreciation and amortization	(5,540)	(4,411)
Property and equipment, net	$2,501	$3,153

Depreciation and amortization expense totaled $1.2 million for each of the years ended December 31, 2022 and December 31, 2021, and consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Research and development	$1,003	$1,003
General and administrative	222	192
Total depreciation and amortization expense	$1,225	$1,195
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2022	2021

Clinical drug substance and product manufacturing (1)	$5,381	$1,564
Clinical trials (2)	4,527	4,496
Compensation expense	3,374	1,322
Interest expense	2,124	480
Other outside research and development	1,164	1,329
Professional fees	428	261
Other	226	169
Accrued expenses	$17,224	$9,621
(1) Relates primarily to the Company’s usage of third-party CDMOs for clinical and development efforts. See Note 1 for further discussion of the components of research and development.
(2) Relates primarily to the Company’s usage of third-party CROs for management of clinical trials. See Note 1 for further discussion of the components of research and development.
3. DEBT
2020 Loan Agreement
In July 2020, the Company entered into a loan and security agreement, or the 2020 Loan Agreement, with Oxford Finance LLC, or Oxford, pursuant to which it received $10.0 million in gross proceeds, or Term A. The 2020 Loan Agreement was subsequently amended in November 2020, or the November 2020 Amendment, upon which a second tranche in an aggregate principal amount of $20.0 million was funded, or Term B, and in June 2021, or the June 2021 Amendment, upon which a third tranche in an aggregate principal amount of $40.0 million was funded, or Term C.
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
In October 2022, the Company entered into an amendment to the Amended 2020 Loan Agreement, or the October 2022 Amendment. The October 2022 Amendment amended the milestone terms of the last remaining tranche, Term G, under the Amended 2020 Loan Agreement to provide for the funding of $30.0 million upon the announcement of the regulatory path for INBRX-101 rather than upon the initiation of a potentially registration-enabling clinical trial of INBRX-101. In October 2022, the Company met this milestone and drew the final tranche for additional gross proceeds of $30.0 million.

The Company determined the November 2020, June 2021, February 2022, and October 2022 Amendments should be treated as modifications of the original 2020 Loan Agreement since the terms and resulting cash flows were not substantially changed upon each of the amendments. The Company will continue to amortize the existing debt discounts prior to modification through the Amended Maturity Date.
As of December 31, 2022, the Company has $200.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The outstanding term loans will mature on January 1, 2027, or the Amended Maturity Date, and bear interest at a floating per annum rate equal to the greater of (1) 8.30% and (2) the sum of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (ii) 8.19%. Under the Amended 2020 Loan Agreement, the repayment schedule provides for interest-only payments through February 1, 2025, followed by 23 months of principal and interest payments, unless extended by a financing event as defined in the Amended 2020 Loan Agreement. In the event of a qualifying financing event in which the Company raises at least $100.0 million in upfront licensing or partnership proceeds by February 2025, the interest-only period may be extended an additional 12 months through February 1, 2026, which would then be followed by 11 months of equal payments of principal plus interest, beginning on March 1, 2026. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. This final payment of $18.0 million is being accreted over the life of the Amended 2020 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loans in full prior to the Amended Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending upon the timing of the prepayment.
The Company’s outstanding debt balance under the Amended 2020 Loan Agreement consisted of the following as of December 31, 2022 and December 31, 2021 (in thousands).

	AS OF DECEMBER 31,
	2022	2021
Term A	$10,900	$10,900
Term B	21,800	21,800
Term C	43,600	43,600
Term D	43,600	—
Term E	32,700	—
Term F	32,700	—
Term G	32,700	—
Less: debt discount	(15,931)	(5,830)
Long-term debt, including debt discount and final payment fee	$202,069	$70,470
As of December 31, 2022, and unless extended in accordance with the terms described above, the Company’s interest-only period will continue through February 2025, with principal payments beginning in March 2025. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF DECEMBER 31, 2022
2025	$86,956
2026	104,348
2027	26,696
Total future minimum payments	218,000
Less: unamortized debt discount	(15,931)
Total debt	$202,069
The Company’s obligations under the Amended 2020 Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets with a positive lien on intellectual property. The Amended 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. Additionally, following the June

2021 Amendment, the Amended 2020 Loan Agreement requires the Company to maintain a minimum cash balance of $20.0 million. As of December 31, 2022, the Company is in compliance with all covenants under the Amended 2020 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the February 2022 Amendment, the Company issued 40,000 warrants to Oxford to purchase shares of the Company’s common stock at an exercise price of $45.00. Upon issuance, the warrants were classified as equity and recorded at their fair value of $0.7 million. See Note 4 for further discussion of these warrants.
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment. During the year ended December 31, 2022, interest expense was $18.2 million, $3.4 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the year ended December 31, 2021, interest expense was $5.4 million, $1.2 million of which related to non-cash amortization of the debt discount and accretion of the final payment.
4. STOCKHOLDERS’ EQUITY
Amended and Restated Certificate of Incorporation
On August 21, 2020 upon completion of the IPO, the Company’s certificate of incorporation was amended and restated to authorize 120,000,000 shares of common stock and 15,000,000 shares of preferred stock, each with a par value of $0.0001 per share.
Common Stock
In September 2021, the Company entered into the Sales Agreement with the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent, or the ATM Offering. Pursuant to the Sales Agreement, the Company paid the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold, which was amended to 2% of the total sales price per share sold during 2022. During the year ended December 31, 2022, the Company sold 4,332,354 shares pursuant to the sales Agreement for net proceeds of $127.4 million, after deducting commissions of $2.6 million. During the year ended December 31, 2021, the Company sold 921,042 shares pursuant to the Sales Agreement for net proceeds of $40.2 million, after deducting commissions of $1.2 million. In connection with the ATM Offerings during each of the years ended December 31, 2022 and December 31, 2021, the Company incurred an additional $0.4 million of expenses which were offset against the proceeds of the offerings.
Common Stock Warrants
The Company has 7,354 warrants outstanding at an exercise price of $17.00 per share, which are exercisable for shares of common stock through their expiration date of July 15, 2030. As of December 31, 2022, the warrants are equity-classified and reflected in additional paid-in-capital at a fair value of $0.1 million. The fair value of the warrants was determined using the Black-Scholes model on the date of reclassification to equity following the Company’s IPO in August 2020.
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
5. EQUITY COMPENSATION PLANS
Stock Incentive Plan
The Company’s share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of December 31, 2022, an aggregate of 6.1 million shares of common stock were reserved for issuance under the 2017 Plan, of which 0.2 million were available.
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
A summary of the Company’s stock option activity under its 2017 Plan for the year ended December 31, 2022 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	4,064	$22.19
Granted	1,916	$24.95
Forfeited	(434)	$31.00
Exercised	(241)	$11.46
Outstanding as of December 31, 2022	5,305	$22.95	8.0	$29,365
Vested and exercisable as of December 31, 2022	2,293	$19.03	6.8	$19,247
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and December 31, 2021 was $3.7 million and $7.5 million, respectively. Aggregate intrinsic value of stock options exercised and outstanding is calculated using the fair value of common stock on the date of exercise and as of December 31, 2022, respectively. The total fair value of stock options vested during the years ended December 31, 2022 and December 31, 2021 was $25.0 million and $5.6 million, respectively.
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
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value for the years ended December 31, 2022 and December 31, 2021 were as follows.

	YEAR ENDED DECEMBER 31,
	2022	2021

Risk-free interest rate	2.63%	0.71%
Expected volatility	85.26%	93.49%
Expected dividend yield	—%	—%
Expected term	6.08	6.08
Weighted average fair value	$17.72	$24.20

The Company determines the assumptions used in the option pricing model in the following manner:
Risk-Free Interest Rate—For the determination of the risk-free interest rates, the Company utilizes the U.S. Treasury yield curve for instruments in effect at the time of measurement with a term commensurate with the expected term assumption.
Expected Volatility—Due to the Company’s limited historical stock price volatility data indicative of the expected future volatility, the Company based its estimate of expected volatility on the estimated and expected volatilities of a guideline group of publicly traded companies. For these analyses, the Company selected companies with comparable characteristics including enterprise value, risk profiles, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available, or until the volatility of the Company’s market-traded shares best represents its expected volatility.
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
Fair Value—The fair value of the Company’s common stock is determined based on its closing market price on the date of the grant. The Company’s board of directors intended all options granted to be exercisable at a price per share not less than the per share fair value of its common stock underlying those options on the grant date.
Stock-based compensation expense for stock options consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Research and development	$14,513	$11,830
General and administrative	5,937	3,218
Total stock-based compensation expense	$20,450	$15,048
As of December 31, 2022, the Company had $51.7 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 2.7 years.

6. LICENSE AND GRANT REVENUES
The following table summarizes the total revenue recorded in the Company’s consolidated statements of operations (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021

License fee revenue
Phylaxis BioScience, LLC	$1,101	$2,392
Chiesi Farmaceutici S.p.A.	877	533
2seventy bio, Inc.	200	4,200
Total license fee revenue	2,178	7,125
Grant revenue
Congressionally Directed Medical Research Program	14	106
Total grant revenue	14	106
Total revenue	$2,192	$7,231
License and Collaboration Agreements
Phylaxis Agreements
In July 2020, the Company entered into a joint venture with Phylaxis BioScience, LLC, or Phylaxis. In connection with the joint venture, the Company entered into the following agreements: Contribution Agreement, License Agreement, Limited Liability Company Agreement, and Master Services Agreement, or collectively the Phylaxis Agreements, pursuant to which the Company licensed certain intellectual property and know-how to Phylaxis and agreed to provide services to develop certain compounds. Upon closing, the Company received a $2.5 million nonrefundable, upfront payment from Phylaxis under the Master Services Agreement, or the MSA. The Company has also received an additional $2.5 million, which was payable within 180 days from closing under the MSA, in two payments of $1.25 million each, received in October 2020 and January 2021. Upon closing, the Company received a 10% equity interest in Phylaxis as consideration for the contribution of the license of the Company’s intellectual property and know-how and is entitled to receive an additional 5% based on the achievement of certain milestones. Under the License Agreement, the Company is also entitled to specified development and commercialization milestone payments of up to an aggregate of $225.0 million and $175.0 million, respectively. The Company is also entitled to share in a percentage of the profits of Phylaxis under the Limited Liability Company Agreement.
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
During the years ended December 31, 2022 and December 31, 2021, the Company recognized $1.1 million and $2.4 million of revenue related to this performance obligation, respectively. As of December 31, 2022, the Company has recognized all revenue related to this agreement and has no deferred revenue remaining. As of December 31,

2021, the Company had $1.1 million deferred revenue related to this agreement, all of which was classified as current.
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
The $10.0 million upfront payment has been allocated to the single performance obligation. Revenue is recognized over time as services are performed during the option period, based on the Company’s effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period. During the years ended December 31, 2022 and December 31, 2021, the Company recognized $0.9 million and $0.5 million in revenue related to this agreement, respectively. As of December 31, 2022, the Company has $0.1 million of deferred revenue related to this agreement, all of which is classified as current. As of December 31, 2021, the Company had $0.9 million and $0.1 million of current and non-current deferred revenue related to this agreement, respectively.
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
In July 2021, a milestone event under the 2018 2seventy Agreement was achieved and the Company recognized $2.0 million of revenue at that point in time. The Company received the associated $2.0 million payment in August 2021. During the year ended December 31, 2021, the Company recognized $2.0 million of revenue related to this agreement. During the year ended December 31, 2022, the Company recognized no revenue related to this agreement.
2020 Option and License Agreement
In June 2020, the Company entered into an Option and License Agreement with bluebird, pursuant to which the Company granted to bluebird exclusive worldwide rights to develop binders and cell therapy products containing single domain antibodies, or sdAbs, directed to specified targets, consisting of two initial programs and up to an additional 8 programs. The Company retains all rights to the specific sdAbs outside of the cell therapy field. In November 2021, this agreement, or the 2020 2seventy Agreement, was also assigned to 2seventy in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy.
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
During the years ended December 31, 2022 and December 31, 2021, the Company recognized $0.2 million and $2.2 million of revenue related to this agreement, respectively.
Government Grants
Grant revenue was recognized in accordance with the Company’s stated methodology discussed in Note 1.

CDMRP funded through the DoD
In February 2021, the Company was awarded a grant from the DoD in the amount of approximately $0.3 million for the development of sdAb based therapeutics targeting SARS-CoV-2 Spike protein for the treatment of COVID-19, or the 2021 DoD grant. Work under the grant began in February 2021 and continued through February 2022.
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
During the years ended December 31, 2022 and December 31, 2021, $14,000 and $106,000 was recognized as revenue under the grant, respectively.
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
Elpiscience
In April 2018, the Company entered into a license agreement, or the OX40 License Agreement, with Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. Under this agreement, the Company is entitled to reimbursement for certain CMC and toxicology expenses incurred. The Company received $0.2 million in reimbursements under this agreement during the year ended December 31, 2022, and has received $5.4 million to date as of December 31, 2022. During the year ended December 31, 2022, the Company derecognized $32,000 as contra-expenses, all of which was received in cash as of December 31, 2022. No further reimbursements remain under this contract.
In July 2020, the Company entered into an additional cost sharing agreement with Elpiscience related to the OX40 License Agreement. Under this agreement, the Company is entitled to reimbursement for certain formulation development costs. Reimbursements under this contract are recognized as contra-expense as incurred. The Company received $0.3 million and $0.2 million in reimbursements under this agreement during the years ended December 31, 2022 and December 31, 2021, respectively, and has received $0.5 million of reimbursements to date as of December 31, 2022. No further reimbursements remain under this contract.
In January 2020, the Company entered into a cost sharing agreement with Elpiscience in relation to another license agreement, or the PD-L1 and 4-1BB License Agreement, under which the Company is entitled to reimbursement for certain cross validation work performed. The Company has derecognized $14,000 as contra-expenses under this agreement, all of which are recorded as receivables from related parties in the Company’s consolidated balance sheets as of December 31, 2022.

8. INCOME TAXES
The components of income tax expense (benefit) were as follows for the years ended December 31, 2022 and December 31, 2021, respectively (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Current expense:
State	$3	$2
Total current expense	$3	$2
The provision for the years ended December 31, 2022 and December 31, 2021 was related to state income taxes.
A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2022 and December 31, 2021 as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Expected income tax benefit at federal statutory rate	$(30,497)	$(17,171)
State income tax expense (benefit), net of federal benefit	(2,495)	(1,006)
Permanent items	583	(207)
R&D credits	(1,261)	(1,912)
Unrecognized tax benefits (FIN 48)	751	691
Return to provision true-ups	(135)	165
Valuation allowance	33,057	19,442
Income tax expense	$3	$2
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

The components of net deferred income taxes were as follows (in thousands):

	AS OF DECEMBER 31,
	2022	2021
Deferred income tax assets
Net operating loss carryforward	$52,970	$43,440
Research and development credits	9,728	8,539
Intangibles	3,684	3,875
Accruals	696	257
Stock compensation	5,130	1,888
Capitalized research and development costs	19,585	—
Deferred revenue	37	456
Operating lease liabilities	1,118	1,428
Other	—	14
Gross deferred tax assets	92,948	59,897
Less: Valuation allowance	(91,586)	(58,528)
Total deferred tax assets	1,362	1,369
Deferred income tax liabilities
Fixed assets	(35)	(20)
Operating lease right-of-use assets	(1,048)	(1,349)
Other	(279)	—
Total deferred tax liabilities	(1,362)	(1,369)
Net deferred tax assets (liabilities)	$—	$—
As of December 31, 2022, the Company had unused federal and state NOL carryforwards of approximately $240.8 million and $34.1 million, respectively. The federal NOL carryforwards may be carried forward indefinitely but are only available to offset up to 80% of pre-NOL taxable income each year. The state NOL carryforwards will begin to expire in 2038, if not utilized. As of December 31, 2022, the Company also had federal and state research tax credit carryforwards of $9.3 million and $5.1 million, respectively. The federal research tax credit carryforwards begin to expire in 2038, while the state carryforwards have no expiration.
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
The Company has established a full valuation allowance against its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2022, a valuation allowance of $91.6 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.
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
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	AS OF DECEMBER 31,
	2022	2021
Beginning balance	$2,846	$2,155
Increases related to current year tax positions	751	691
Ending balance	$3,597	$2,846
As of December 31, 2022, the Company had gross unrecognized tax benefits of $3.6 million, none of which would affect the effective tax rate due to the existence of a full valuation allowance. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets as of December 31, 2022 or December 31, 2021, and has not recognized interest and/or penalties in its consolidated statements of operations for the years ended December 31, 2022 and December 31, 2021 as the unrecognized tax benefits relate to tax positions for which no cash tax liability has been reduced.
The Company is subject to income taxes in the United States and various state jurisdictions. The Company’s tax years from 2019 and forward are subject to examination by the United States and state tax authorities. The Company has not been, nor is it currently, under examination by the U.S. federal or any state tax authority.
9. LEASES
Operating Leases
In September 2017, the Company entered into a seven-year lease agreement as its sole location in La Jolla, California. The lease expires in June 2025 with an option to extend the lease an additional five years. The lease contained an initial base rent of approximately $0.1 million per month with 2% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property, the latter of which to be determined annually.
In May 2019, the Company executed an amendment to its lease agreement to expand its facilities and began occupying this space in January 2020. The amended lease terminates coterminously with the initial lease agreement and contains an initial base rent of approximately $30,000 per month with 2% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property, the latter of which is to be determined annually.

The operating right-of-use asset and operating lease liability as of December 31, 2022 and December 31, 2021 are as follows (in thousands):

	AS OF DECEMBER 31,
	2022	2021
Operating right-of-use asset	$4,717	$6,338

Operating lease liability
Current	1,860	1,674
Non-current	3,173	5,033
Total operating lease liability	$5,033	$6,707
During the years ended December 31, 2022 and December 31, 2021, the Company recognized operating lease expense of $3.4 million and $3.2 million, respectively. During each of the years ended December 31, 2022 and December 31, 2021, the Company paid $2.2 million for amounts included in the measurement of the operating lease liability in each period.
As of December 31, 2022 and December 31, 2021, the Company’s operating lease had a remaining term of 2.5 and 3.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 8.2% as of December 31, 2022 and December 31, 2021.
Future minimum payments for the Company’s operating leases reconciled to the lease liability are as follows (in thousands):

AS OF DECEMBER 31,
2022
2023	$2,203
2024	2,247
2025	1,137
Total future minimum lease payments	$5,587
Less: imputed interest	(554)
Present value of operating lease liability	5,033
Less: current portion of operating lease liability	(1,860)
Non-current portion of operating lease liability	$3,173
10. COMMITMENTS AND CONTINGENCIES
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
Purchase Commitments
The Company has several ongoing contracts with CROs for preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. While these contracts are generally cancellable, some may contain specific activities that involve one or more non-cancellable commitments, including minimum purchase commitments, binding annual forecasts, and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from cost of work performed to date and up to twelve months of future committed manufacturing costs. As of December 31, 2022 and December 31, 2021, the non-cancellable portion of these contracts total in aggregate, excluding amounts paid or incurred at each respective date, approximately $74.8 million and $2.4 million, respectively. The non-cancellable purchase commitments as of December 31, 2022 relate to the purchase of clinical supply for INBRX-101, which increased during the year ended December 31, 2022 as the Company progressed to the next stage of gated activities under such agreements. During the years ended December 31, 2022 and December 31, 2021, the Company incurred $0.3 million and $1.0 million of expenses related to its non-cancellable purchase agreements, respectively.
Other Commitments
Additionally, as of December 31, 2022 and December 31, 2021, Mark P. Lappe, the Company’s Chief Executive Officer, Brendan P. Eckelman, the Company’s Chief Scientific Officer, and Kelly D. Deck, the Company’s Chief Financial Officer, and certain other members of management have agreements that provide for severance compensation in the event of termination or a change in control.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance.
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Management and Corporate Governance” in our proxy statement for the 2023 annual meeting of stockholders.
Item 11. Executive Compensation.
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Executive Compensation” and “Director Compensation” in our proxy statement for the 2023 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2023 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Party Transactions” and “Management and Corporate Governance” in our proxy statement for the 2023 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Fees for Independent Registered Public Accounting Firm” in our proxy statement for the 2023 annual meeting of stockholders.

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

Index to Exhibits

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation.		8-K	001-39452	8/21/2020
3.2	Amended and Restated Bylaws.		8-K	001-39452	8/21/2020
4.1	Form of Common Stock Certificate.		S-1	333-231907	6/3/2019
4.2	Second Amended and Restated Investors’ Rights Agreement, dated April 6, 2020, by and among the Registrant and the investors named therein.		S-1	333-240135	7/28/2020
4.3^	Form of Warrant to Purchase Stock by and between the Registrant and Oxford Finance LLC.		S-1	333-240135	7/28/2020
4.4	Description of the Registrant’s Securities.		10-K	001-39542	3/12/2021
10.1Δ	Form of Indemnification Agreement.		S-1	333-240135	7/28/2020
10.2Δ	Third Amended and Restated Executive Employment Agreement, effective as of January 1, 2023, by and between the Company and Mark Lappe		10-Q	001-39452	11/07/2022
10.3Δ	Second Amended and Restated Executive Employment Agreement, effective as of January 1, 2022, by and between the Registrant and Klaus Wagner, M.D., Ph.D.		10-Q	001-39452	11/09/2021
10.4Δ	Separation Letter Agreement, effective as of February 1, 2022, by and between the Registrant and Klaus Wagner, M.D., Ph.D.		10-K	001-39452	2/28/2022
10.5Δ	Second Amended and Restated Executive Employment Agreement, effective as of January 1, 2022, by and between the Registrant and Brendan Eckelman, Ph.D.		10-Q	001-39452	11/09/2021
10.6Δ	Second Amended and Restated Executive Employment Agreement, effective as of January 1, 2023, by and between the Company and Kelly Deck		10-Q	001-39452	11/07/2022
10.7Δ	Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan.		S-1/A	333-240135	8/12/2020
10.8Δ	Form of Stock Option Grant Notice under the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan.		S-1	333-231907	6/3/2019
10.9Δ	Form of Restricted Stock Agreement under the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan.		S-1	333-231907	6/3/2019
10.10Δ	Non-Employee Director Compensation Policy.		S-1	333-240135	7/28/2020
10.11†	License Agreement, dated July 1, 2013, by and between INBRX 103, LLC and Celgene Corporation.		S-1	333-231907	6/3/2019
10.12	Amendment to License Agreement, dated November 23, 2018, by and among the Registrant, INBRX 103, LLC and Celgene Corporation.		S-1	333-231907	6/3/2019
10.13†	License Agreement, dated June 21, 2017, by and between the Registrant and Transcenta Holding Ltd.		S-1	333-231907	6/3/2019
10.14	Technical Services Agreement, dated March 19, 2018, by and between the Registrant and Transcenta Holding Ltd.		S-1	333-231907	6/3/2019

10.15	Technical Services Agreement, dated October 6, 2018, by and between the Registrant and Transcenta Holding Ltd.	S-1	333-231907	6/3/2019
10.16†	License Agreement, dated February 28, 2018, by and between the Registrant and Elpiscience Biopharmaceuticals, Inc.	S-1	333-231907	6/3/2019
10.17†	License Agreement, dated April 30, 2018, by and between the Registrant and Elpiscience Biopharmaceuticals, Inc.	S-1	333-231907	6/3/2019
10.18†	License Agreement, dated December 20, 2018, by and between the Registrant and bluebird bio, Inc.	S-1	333-231907	6/3/2019
10.19	Lease Agreement, dated September 8, 2017, by and between the Registrant and HCP TPSP, LLC.	S-1	333-231907	6/3/2019
10.20	First Amendment to Lease, dated May 21, 2019, by and between the Registrant and HCP TPSP, LLC.	S-1	333-231907	6/3/2019
10.21†	Option Agreement, dated May 29, 2019, by and between the Registrant and Chiesi Farmaceutici S.p.A.	S-1	333-231907	6/3/2019
10.22	First Amendment to Option Agreement, dated August 19, 2019, by and between the Registrant and Chiesi Farmaceutici S.p.A.	S-1/A	333-231907	8/20/2019
10.23†	Option and License Agreement, dated June 9, 2020, by and between the Registrant and bluebird bio, Inc.	S-1	333-240135	7/28/2020
10.24	Loan and Security Agreement, dated July 15, 2020, by and between the Registrant and Oxford Finance LLC.	S-1	333-240135	7/28/2020
10.25	First Amendment to Loan and Security Agreement, dated November 12, 2020, by and between the Registrant and Oxford Finance LLC.	10-Q	001-39452	11/13/2020
10.26	Third Amendment to Loan and Security Agreement, dated June 18, 2021, by and between the Registrant and Oxford Finance LLC	8-K	001-39452	6/21/2021
10.27	Fourth Amendment to Loan and Security Agreement, dated February 18, 2022, by and between the Registrant and Oxford Finance LLC	8-K	001-39452	2/22/2022
10.28	Fifth Amendment to Loan and Security Agreement, dated June 15, 2022, by and between the Company and Oxford Finance LLC	8-K	001-39452	6/16/2022
10.29	Sixth Amendment to Loan and Security Agreement, dated October 3, 2022, by and between the Company and Oxford Finance LLC	8-K	001-39452	10/4/2022
10.30†	Amended and Restated Master Services Agreement, dated August 28, 2018, by and between the Registrant and WuXi Biologics (Hong Kong) Limited.	S-1	333-231907	6/3/2019
10.31†	Amendment No. 1 to Amended and Restated Master Services Agreement, dated December 11, 2019, by and between the Registrant and WuXi Biologics (Hong Kong) Limited.	S-1	333-240135	7/28/2020
10.32	Open Market Sale Agreement℠ by and between Jefferies LLC and the Registrant dated September 3, 2021.	S-3ASR	333-259313	9/3/2021
21.1	Subsidiaries of the Registrant.	S-1	333-231907	6/3/2019

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
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

Date: March 6, 2023
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mark P. Lappe	Chief Executive Officer and Chairman (principal executive officer)	March 6, 2023
Mark P. Lappe

/s/ Kelly D. Deck, C.P.A.	Chief Financial Officer (principal financial officer and principal accounting officer)	March 6, 2023
Kelly D. Deck, C.P.A.

/s/ Jon Faiz Kayyem, Ph.D.	Director	March 6, 2023
Jon Faiz Kayyem, Ph.D.

/s/ Douglas G. Forsyth	Director	March 6, 2023
Douglas G. Forsyth

/s/ Kimberly Manhard	Director	March 6, 2023
Kimberly Manhard

/s/ Kristiina Vuori, M.D., Ph.D.	Director	March 6, 2023
Kristiina Vuori, M.D., Ph.D.