Form 10-Q
period 2023-03-31
Inhibrx, Inc.
filed 2023-05-08
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	INBX	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                               Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                           Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of April 30, 2023, the registrant had 43,615,678 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains express and implied forward-looking statements that involve risks and uncertainties. Except as otherwise indicated by the context, references in this Quarterly Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “design,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
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
•the timing or likelihood of regulatory filings and approvals, including whether INBRX-101, or any other product candidate, receives approval from the Food and Drug Administration, or FDA, or similar regulatory authority, for an accelerated approval process;
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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the header “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2023, and in our other filings with the SEC, as updated by the risk factors set forth in Part II, Item 1A “Risk Factors” of this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-

looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
You should read this Quarterly Report and the documents that we file with the SEC with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.
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

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$234,254	$273,865
Accounts receivable	304	243
Receivables from related parties	—	14
Prepaid expenses and other current assets	9,219	6,371
Total current assets	243,777	280,493
Property and equipment, net	2,485	2,501
Right-of-use asset	4,290	4,717
Other non-current assets	3,164	3,164
Total assets	$253,716	$290,875
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,916	$8,326
Accrued expenses	19,666	17,224
Deferred revenue	149	166
Current portion of lease liability	1,909	1,860
Total current liabilities	32,640	27,576
Long-term debt, including final payment fee	203,265	202,069
Non-current portion of lease liability	2,678	3,173
Total liabilities	238,583	232,818
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued or outstanding as of March 31, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 43,594,892 and 43,564,283 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in-capital	436,418	430,426
Accumulated deficit	(421,289)	(372,373)
Total stockholders’ equity	15,133	58,057
Total liabilities and stockholders’ equity	$253,716	$290,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Revenue:
License fee revenue	$17	$915
Grant revenue	—	14
Total revenue	17	929
Operating expenses:
Research and development	37,386	24,895
General and administrative	6,397	5,051
Total operating expenses	43,783	29,946
Loss from operations	(43,766)	(29,017)
Other income (expense):
Interest expense, net	(5,080)	(2,274)
Other income (expense), net	(70)	37
Total other expense	(5,150)	(2,237)
Loss before income tax expense	(48,916)	(31,254)
Provision for income taxes	—	—
Net loss	(48,916)	(31,254)
Net loss per share, basic and diluted	$(1.12)	$(0.80)
Weighted-average shares of common stock outstanding, basic and diluted	43,575	39,017
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	43,564	$4	$430,426	$(372,373)	$58,057
Stock-based compensation expense	—	—	5,636	—	5,636
Issuance of shares upon exercise of stock options	31	—	356	—	356
Net loss	—	—	—	(48,916)	(48,916)
Balance as of March 31, 2023	43,595	$4	$436,418	$(421,289)	$15,133

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	38,991	$4	$279,526	$(227,147)	$52,383
Stock-based compensation expense	—	—	5,108	—	5,108
Issuance of shares upon exercise of stock options	35	—	401	—	401
Issuance of warrants	—	—	712	—	712
Net loss	—	—	—	(31,254)	(31,254)
Balance as of March 31, 2022	39,026	$4	$285,747	$(258,401)	$27,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Cash flows from operating activities
Net loss	$(48,916)	$(31,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295	307
Accretion of debt discount and non-cash interest expense	1,196	510
Stock-based compensation expense	5,636	5,108
Non-cash lease expense	427	392
Loss on disposal of fixed assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	(61)	(4)
Receivables from related parties	14	449
Prepaid expenses and other current assets	(2,848)	481
Accounts payable	2,332	(1,257)
Accrued expenses and other current liabilities	2,442	(356)
Operating lease liability	(446)	(401)
Deferred revenue, current portion	(17)	(806)
Deferred revenue, non-current portion	—	(110)
Net cash used in operating activities	(39,944)	(26,941)
Cash flows from investing activities
Purchase of fixed assets	(23)	(117)
Net cash used in investing activities	(23)	(117)
Cash flows from financing activities
Proceeds from the issuance of debt	—	38,873
Payment of fees associated with debt	—	(50)
Proceeds from the exercise of stock options	356	401
Net cash provided by financing activities	356	39,224
Net increase (decrease) in cash and cash equivalents	(39,611)	12,166
Cash and cash equivalents at beginning of period	273,865	131,301
Cash and cash equivalents at end of period	$234,254	$143,467
Supplemental disclosure of cash flow information
Cash paid for interest	$6,276	$1,502
Supplemental schedule of non-cash investing and financing activities
Payable for purchase of fixed assets	$258	$25
Fair value of warrants issued to lender in conjunction with February 2022 Amendment	$—	$712
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
The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the SEC.
Liquidity
As of March 31, 2023, the Company had an accumulated deficit of $421.3 million and cash and cash equivalents of $234.3 million. From its inception and through March 31, 2023, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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
As of March 31, 2023, the Company’s investments in debt securities consist of U.S. Treasury Bills, all of which mature in the second quarter of 2023. As of March 31, 2023, these investments are recorded at their amortized cost of $198.4 million, which is adjusted for the amortization or accretion of premiums or discounts.
Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, including investments in debt securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits by the Federal Deposit Insurance Corporation, or FDIC, of up to $250,000. The Company’s investment portfolio consists of investments in U.S. Treasury securities, in excess of Securities Investor Protection Corporation, or SIPC, limits of up to $500,000 in securities. The Company’s cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in operations. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial condition of the depository institutions in which those deposits are held.
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
The Company’s investments in debt securities consist of U.S. Treasury Bills, which are classified as Level 1 in the fair value hierarchy. Due to the short-term nature of these securities which are classified as cash equivalents, the amortized value approximates fair value and the Company does not remeasure these instruments at fair value. The Company’s outstanding debt and warrants are both classified as Level 2 in the fair value hierarchy. As of March 31, 2023 and December 31, 2022, the Company had no financial instruments measured at fair value on a recurring basis.
Revenue Recognition
The Company has generated revenue from its license and collaboration agreements with partners, as well as from grants from government agencies and private not-for-profit organizations.
Collaborative Research, Development, and License Agreements
The Company enters into collaborative agreements with partners which may include the transfer of licenses, options to license, and the performance of research and development activities. The terms associated with these agreements may include one or more of the following: (1) license fees; (2) nonrefundable up-front fees; (3) payments for reimbursement of research costs; (4) payments associated with achieving specific development, regulatory, or commercial milestones; and (5) royalties based on specified percentages of net product sales, if any. Payments received from customers are included in deferred revenue, allocated between current and non-current on the condensed consolidated balance sheet, until all revenue recognition criteria are met.
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
For purposes of the diluted net loss per share calculation, warrants for purchase of common stock and stock options are considered to be potentially dilutive securities. Accordingly, for the three months ended March 31, 2023 and March 31, 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in thousands):

	AS OF MARCH 31,
	2023	2022
Outstanding stock options	5,919	4,626
Warrants to purchase common stock	47	47
	5,966	4,673
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
Adoption of New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as held-to-maturity debt securities. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. The Company adopted ASU 2016-13 as of January 1, 2023, which did not result in a material impact on its condensed consolidated financial statements and related disclosures.

2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2023	DECEMBER 31, 2022
Clinical trials (1)	$6,314	$4,294
Clinical drug substance and product manufacturing (2)	1,483	1,171
Outside research and development services (3)	278	232
Licenses	930	493
Other	214	181
Prepaid expense and other current assets	$9,219	$6,371
(1) Relates primarily to the Company’s prepayments to third-party CROs for management of clinical trials and prepayments for drug supply to be used in combination with the Company’s therapeutics. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(2) Relates primarily to the Company’s usage of third-party CDMOs for clinical and development efforts. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(3) Relates to the Company’s usage of third-parties for other research and development efforts. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2023	DECEMBER 31, 2022
Machinery and equipment	$7,179	$7,023
Leasehold improvements	441	441
Computer software	53	53
Furniture, fixtures, and other	527	524
Construction in process	98	—
Total property and equipment	8,298	8,041
Less: accumulated depreciation and amortization	(5,813)	(5,540)
Property and equipment, net	$2,485	$2,501
Depreciation and amortization expense totaled $0.3 million for each of the three months ended March 31, 2023 and March 31, 2022, and consisted of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Research and development	$237	$258
General and administrative	58	49
Total depreciation and amortization expense	$295	$307

Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2023	DECEMBER 31, 2022
Clinical trials(1)	$6,936	$4,527
Clinical drug substance and product manufacturing(2)	5,780	5,381
Other outside research and development (3)	1,708	1,164
Interest expense	2,214	2,124
Compensation-related	1,753	3,374
Professional fees	813	428
Other	462	226
Accrued expenses	$19,666	$17,224
(1) Relates primarily to the Company’s usage of third-party CROs for management of clinical trials. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(2) Relates primarily to the Company’s usage of third-party CDMOs for clinical and development efforts. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(3) Relates to the Company’s usage of third-parties for other research and development efforts. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
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
In February 2022, the Company entered into an additional amendment, or the February 2022 Amendment, to the 2020 Loan Agreement, collectively, the Amended 2020 Loan Agreement, upon which the Company received gross proceeds of $40.0 million, or Term D. The February 2022 Amendment also provided for an increase in the interest rate and for three future tranches of debt to be funded upon the achievement of certain milestones. In June 2022, the Company received additional gross proceeds of $30.0 million, or Term E, following the initiation of part 4 of the Phase 1/2 clinical trial of INBRX-105, as well as an additional $30.0 million in gross proceeds, or Term F, following the receipt of positive topline data from the Phase 1 clinical trial of INBRX-101.
In October 2022, the Company entered into an amendment to the Amended 2020 Loan Agreement, or the October 2022 Amendment. The October 2022 Amendment amended the milestone terms of the last remaining tranche, Term G, under the Amended 2020 Loan Agreement to provide for the funding of $30.0 million upon the announcement of the regulatory path for INBRX-101 rather than upon the initiation of a registration-enabling clinical trial of INBRX-101. In October 2022, the Company met this milestone and drew the final tranche for additional gross proceeds of $30.0 million.
The Company determined the November 2020, June 2021, February 2022, and October 2022 Amendments should be treated as modifications of the original 2020 Loan Agreement since the terms and resulting cash flows were not substantially changed upon each of the amendments. The Company will continue to amortize the existing debt discounts prior to modification through the Amended Maturity Date (as defined below).
As of March 31, 2023, the Company had $200.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The outstanding term loans will mature on January 1, 2027, or the Amended

Maturity Date, and bear interest at a floating per annum rate equal to the greater of (1) 8.30% or (2) the sum of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (ii) 8.19%. Under the Amended 2020 Loan Agreement, the repayment schedule provides for interest-only payments through February 1, 2025, followed by 23 months of principal and interest payments, unless extended by a financing event as defined in the Amended 2020 Loan Agreement. In the event of a qualifying financing event in which the Company raises at least $100.0 million in upfront licensing or partnership proceeds by February 2025, the interest-only period may be extended an additional 12 months through February 1, 2026, which would then be followed by 11 months of equal payments of principal plus interest, beginning on March 1, 2026. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. This final payment of $18.0 million is being accreted over the life of the Amended 2020 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loans in full prior to the Amended Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending upon the timing of the prepayment.
The Company’s outstanding debt balance under the Amended 2020 Loan Agreement consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands).

	AS OF	AS OF
	MARCH 31, 2023	DECEMBER 31, 2022
Term A	$10,900	$10,900
Term B	21,800	21,800
Term C	43,600	43,600
Term D	43,600	43,600
Term E	32,700	32,700
Term F	32,700	32,700
Term G	32,700	32,700
Less: debt discount	(14,735)	(15,931)
Long-term debt, including debt discount and final payment fee	$203,265	$202,069
As of March 31, 2023, and unless extended in accordance with the terms described above, the Company’s interest-only period will continue through February 2025, with principal payments beginning in March 2025. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF
MARCH 31, 2023
2025	$86,956
2026	104,348
2027	26,696
Total future minimum payments	218,000
Less: unamortized debt discount	(14,735)
Total debt	$203,265
The Company’s obligations under the Amended 2020 Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets with a positive lien on intellectual property. The Amended 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. Additionally, following the June 2021 Amendment, the Amended 2020 Loan Agreement requires the Company to maintain a minimum cash balance of $20.0 million. As of March 31, 2023, the Company is in compliance with all covenants under the Amended 2020 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.

Concurrently with the February 2022 Amendment, the Company issued 40,000 warrants to Oxford to purchase shares of the Company’s common stock at an exercise price of $45.00. Upon issuance, the warrants were classified as equity and recorded at their fair value of $0.7 million. See Note 4 for further discussion of these warrants.
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment. During the three months ended March 31, 2023, interest expense was $7.6 million, $1.2 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the three months ended March 31, 2022, interest expense was $2.3 million, $0.5 million of which related to non-cash amortization of the debt discount and accretion of the final payment.
4. STOCKHOLDERS’ EQUITY
Common Stock
In September 2021, the Company entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent, or the ATM Offering. Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During each of the three months ended March 31, 2023 and March 31, 2022, the Company did not issue any shares under the Sales Agreement.
Common Stock Warrants
As of March 31, 2023, the following equity-classified warrants were outstanding:

Expiration Date	Shares of Common Stock Issuable Upon Exercise of Warrants	Exercise Price per Share
July 15, 2030	7,354	$17.00
February 18, 2032	40,000	$45.00
The Company’s warrants are equity-classified and carried at the instruments’ fair value upon classification into equity, with no subsequent remeasurements.
5. EQUITY COMPENSATION PLAN
Stock Incentive Plan
The Company’s share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of March 31, 2023, an aggregate of 7.8 million shares of common stock were reserved for issuance under the 2017 Plan, of which 1.3 million were available.
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

A summary of the Company’s stock option activity under its 2017 Plan for the three months ended March 31, 2023 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	5,305	$22.95
Granted	706	$24.42
Exercised	(31)	$11.64
Forfeited	(61)	$28.20
Outstanding as of March 31, 2023	5,919	$23.13	8.0	$14,092
Vested and exercisable as of March 31, 2023	2,570	$20.39	6.9	$10,769
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 and March 31, 2022 was $0.4 million and $1.0 million, respectively. Aggregate intrinsic value of stock options exercised and outstanding is calculated using the fair value of common stock on the date of exercise and as of March 31, 2023, respectively. The total fair value of stock options vested during the three months ended March 31, 2023 and March 31, 2022 was $7.7 million and $12.1 million, respectively. The Company expects all outstanding stock options to vest.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Risk-free interest rate	3.81%	1.58%
Expected volatility	84.31%	84.96%
Expected dividend yield	—%	—%
Expected term (in years)	6.08	6.08
Weighted average fair value	$17.95	$23.88
Stock-based compensation expense for stock options consisted of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Research and development	$3,849	$3,679
General and administrative	1,787	1,429
Total stock-based compensation expense	$5,636	$5,108
As of March 31, 2023, the Company had $58.4 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

6. LICENSE AND GRANT REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
License fee revenue
Chiesi Farmaceutici S.p.A.	$17	$241
Phylaxis BioScience, LLC	—	674
Total license fee revenue	17	915
Grant revenue	—	14
Total revenue	$17	$929
License and Collaboration Agreements
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
The $10.0 million upfront payment has been allocated to the single performance obligation. Revenue is recognized over time as services are performed during the option period, based on the Company’s effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period. During the three months ended March 31, 2023 and March 31, 2022, the Company recognized $17,000 and $0.2 million in revenue related to this agreement, respectively. As of March 31, 2023 and December 31, 2022, the Company had $0.1 million of deferred revenue related to this agreement at each date, all of which is classified as current deferred revenue in each period.
Phylaxis
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
During the three months ended March 31, 2023, the Company recognized no revenue related to this performance obligation following its completion in 2022. During the three months ended March 31, 2022, the Company recognized $0.7 million of revenue related to this performance obligation. As of March 31, 2023 and December 31, 2022, there was no deferred revenue remaining related to the Phylaxis Agreements.
7. COMMITMENTS AND CONTINGENCIES
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

The right-of-use asset and operating lease liability as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	AS OF	AS OF
	MARCH 31, 2023	DECEMBER 31, 2022
Right-of-use asset	$4,290	$4,717

Operating lease liability
Current	$1,909	$1,860
Non-current	2,678	$3,173
Total operating lease liability	$4,587	$5,033
During the three months ended March 31, 2023 and March 31, 2022, the Company recognized operating lease expense of $0.9 million and $0.8 million, respectively. During the three months ended March 31, 2023 and March 31, 2022, the Company paid $0.5 million in cash for amounts included in the measurement of the operating lease liability in each period.
As of March 31, 2023 and December 31, 2022, the Company’s operating lease had a remaining term of 2.3 and 2.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 8.2% as of March 31, 2023 and December 31, 2022.
Future minimum rental commitments for the Company’s operating leases reconciled to the lease liability are as follows (in thousands):

AS OF
MARCH 31, 2023
2023	$1,657
2024	2,247
2025	1,137
Thereafter	—
Total future minimum lease payments	$5,041
Less: imputed interest	(454)
Present value of operating lease liability	4,587
Less: current portion of operating lease liability	(1,909)
Non-current portion of operating lease liability	$2,678
Purchase Commitments
The Company has several ongoing contracts with CROs for preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. While these contracts are generally cancellable, some may contain specific activities that involve one or more non-cancellable commitments, including minimum purchase commitments, binding annual forecasts, and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from cost of work performed to date and up to twelve months of future committed manufacturing costs. As of March 31, 2023 and December 31, 2022, the non-cancellable portion of these contracts total in aggregate, excluding amounts paid or incurred at each respective date, approximately $74.4 million and $74.8 million, respectively. The non-cancellable purchase commitments relate to the purchase of clinical supply for INBRX-101. During the three months ended March 31, 2023 and March 31, 2022, the Company incurred $0.1 million and $0.3 million of expenses related to its non-cancellable purchase agreements, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 6, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contain forward-looking statements that involve risk and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” As a result of many factors, including those factors set forth in the section of this Quarterly Report titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company with a pipeline of novel biologic therapeutic candidates developed using our proprietary modular protein engineering platforms. In particular, our proprietary single domain antibody, or sdAb, platform allows us to pursue validated targets with clinical promise where other antibody and biologic based approaches have failed. Highly modular, our platform technologies can be combined with precise valencies and multiple specificities, creating therapeutic candidates designed to be capable of enhanced cell signaling, conditional activation or combined synergistic functions.
We have multiple programs in various stages of development from discovery to preclinical to clinical. We currently have four programs in ongoing clinical trials. Three of these programs are for the treatment of various cancers, and one for the treatment of Alpha-1 Antitrypsin Deficiency, or AATD, as shown below:

INBRX-101	INBRX-109	INBRX-105	INBRX-106
AAT-Fc fusion protein	Tetravalent DR5 agonist	PD-L1x4-1BB tetravalent conditional agonist	Hexavalent OX40 agonist

Program	Therapeutic Area	Target(s)/Format	STAGE OF DEVELOPMENT
			Preclinical	Phase 1	Phase 2	Phase 3
INBRX-101*	Orphan/Respiratory	Neutrophil Elastase AAT-Fusion Protein

INBRX-109**	Oncology	DR5 Tetravalent Agonist

INBRX-105***	Oncology	PD-L1 x 4-1BB Tetravalent Conditional Agonist

INBRX-106***	Oncology	OX40 Hexavalent Agonist

__________________
*    Commercialization and development rights outside of the United States and Canada, subject to an option agreement, or the Chiesi Option Agreement, with Chiesi Farmaceutici S.p.A., or Chiesi.
**    Third party partnership with Chinese biotechnology company, Transcenta Holding, Ltd., or Transcenta, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.
***    Third party partnership with Chinese biotechnology company, Elpiscience Biopharmaceuticals, Inc, or Elpiscience, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.

INBRX-101 is an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy candidate for AATD. In March 2022, the FDA granted orphan drug designation for INBRX-101 for the treatment of AATD. In May 2022, we announced topline results from the INBRX-101 Phase 1 clinical trial. We believe the data revealed the potential to achieve normal AAT levels with less frequent dosing than the current standard of care and showed the treatment was well tolerated with no drug-related severe or serious adverse events at doses up to and including 120 mg/kg in single and multi-dose administered intravenously. In April 2023, we initiated ElevAATe, a registration-enabling trial for INBRX-101 for the treatment of patients with emphysema due to AATD. The primary endpoint of the trial is the mean change in the average functional AAT, or fAAT, concentration as measured by anti-neutrophil elastase capacity from baseline to average serum trough fAAT concentration at steady state (Ctrough,ss). The initial read-out from the ElevAATe trial is expected to occur in late 2024 and we intend to submit for regulatory approval once completed. In our end of Phase 1 meeting, the FDA requested additional information to support the correlation between serum AAT levels and the clinical benefit in AATD to further support serum AAT levels as a surrogate endpoint reasonably likely to predict clinical benefit. We are in the process of compiling this data through existing registry, health records and published data and plan to submit those analyses to the FDA as part of the BLA submission.
Our most advanced therapeutic candidate, INBRX-109, is a tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, mesothelioma, colorectal cancer, Ewing sarcoma and pancreatic adenocarcinoma. In June 2021, based on the initial Phase 1 data results, we initiated a registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma for which the FDA and the European Medicine Agency, or EMA, granted orphan drug designation in November 2021 and August 2022, respectively. In November 2022, we announced updated efficacy and safety data from the ongoing Phase 1 INBRX-109 expansion cohorts for the treatment of chondrosarcoma, which showed disease control was observed in patients with and without isocitrate dehydrogenase, or IDH, mutations.

In March 2023, we announced the pause in patient enrollment for the INBRX-109 trials as a result of the pre-defined stopping rules built into the Phase 2 protocol. This did not impact active patients who were already on treatment and remained on the trial. With data from over 200 patients dosed with INBRX-109 to date, we were able to more precisely identify elderly individuals with fatty liver disease as the at-risk population for severe liver toxicity. As a result, we amended its protocol to include the Hepatic Steatosis Index as part of the screening criteria.

In April 2023, the FDA lifted the partial clinical hold. Patient enrollment resumed in May 2023. Phase 1 combination cohorts are expected to begin reading out by the end of 2023 and data from the registration-enabling trial in unresectable or metastatic conventional chondrosarcoma is expected during the second half of 2024.

INBRX-105 is a precisely engineered multi-specific sdAb-based therapeutic candidate that is designed to agonize 4-1BB selectively in the presence of PD-L1, which is typically found in the tumor microenvironment and associated lymphoid tissues. It is currently being investigated as a single agent and in combination with Keytruda, a PD-1 blocking checkpoint inhibitor, in patients with locally advanced or metastatic solid tumors. Parts 1 and 3, dose escalation as a single agent and in combination with Keytruda, have been completed. We continue to enroll patients in Part 2, single agent dose expansion, with enrollment expected to be between 62 to 98 patients. Part 4, combination expansion cohorts, are enrolling approximately 105 to 175 patients in total. We expect to announce initial data from these cohorts during the second half of 2023.
INBRX-106 is a precisely engineered hexavalent sdAb-based therapeutic candidate targeting OX40, designed to be an optimized agonist of this co-stimulatory receptor. It is currently being investigated as a single agent and in combination with Keytruda in patients with locally advanced or metastatic solid tumors. Parts 1 and 3, dose escalation as a single agent and in combination with Keytruda, have been completed. It was observed to be well tolerated, with predominantly mild or moderate immune-related toxicities notes. We observed durable responses across multiple tumor types. We continue to enroll patients in Part 2, single agent dose expansion, with enrollment expected to be between 82 to 94 patients. Part 4, combination expansion cohorts, are enrolling approximately 170 patients in total who are positive for PD-L1 expression as determined by immunohistochemistry and possessing adequate hematologic and organ function, to qualify for enrollment. We expect to announce initial data from these cohorts during the first half of 2024.
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
2seventy bio Agreements
On December 20, 2018, we entered into an exclusive license agreement with bluebird bio, Inc., or bluebird, to research, develop and commercialize CAR T-cell therapies using our proprietary sdAb platform. In November 2021, bluebird assigned this license agreement, or the 2018 2seventy Agreement, to its affiliate 2seventy bio, Inc., or 2seventy, in connection with an internal restructuring and subsequent spin-out of 2seventy. Under the terms of this license agreement, we provided 2seventy the exclusive worldwide rights to develop, manufacture and commercialize certain cell therapy products containing sdAbs directed to various cancer targets. To date, we have received $9.0 million in payments pursuant to the license agreement. We are entitled to receive developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single digits.
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
Chiesi
In May 2019, we entered into the Chiesi Option Agreement with Chiesi. Under this agreement, we granted to Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada. Additionally, the Chiesi Option Agreement provides Chiesi with a right of negotiation for INBRX-101 development and commercialization rights in the United States and Canada in the event we engage in discussions with any third parties for such rights during the term of the Chiesi Option Agreement or, as applicable, the term of a definitive exclusive license agreement between Chiesi and the Company. Under the terms of the Chiesi Option Agreement, we received a one-time, non-refundable option initiation payment of $10.0 million in August 2019. Pursuant to the Chiesi Option Agreement, we are performing research and development services for Chiesi during the option period, which will continue (unless the Chiesi Option Agreement is terminated earlier by the Chiesi or the Company) until 60 days following the last-to-occur of (i) the Company’s delivery to Chiesi of the trial phase data for the first Phase I Clinical Trial for INBRX-101 (including the complete clinical study report), (ii) the Company’s delivery to Chiesi of the finalized minutes from the definitive FDA scientific advice meeting conducted following completion of such Phase I Clinical Trial with the use of the full clinical study report if required by the FDA, and (iii) the Company’s delivery to Chiesi of the finalized minutes from the definitive parallel European Medicines Agency, or EMA, health technology assessment scientific advice meeting conducted following completion of such Phase I Clinical Trial with full use of the clinical study report if required by the EMA.
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
◦expenses associated with the manufacturing of our therapeutic candidates under agreements with contract development and manufacturing organizations, or CDMOs;
◦expenses associated with regulatory requirements, including fees and other expenses related to our Scientific Advisory Board; and
◦other external expenses, such as laboratory services related to our discovery and development programs and other shared services, and
•Internal expenses, consisting of:
◦salaries, benefits and other related costs, including non-cash stock-based compensation, for personnel engaged in research and development functions;
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
•the per patient trial costs;
•the number of trials required for approval;
•the number of sites included in the trials;
•the countries in which the trials are conducted;

•the length of time required to enroll eligible patients;
•the number of patients that participate in the trials;
•the number of doses that patients receive;
•the drop-out or discontinuation rates of patients;
•the potential additional safety monitoring requested by regulatory agencies;
•the duration of patient participation in the trials and follow-up;
•the cost, timing, and successful manufacturing of our therapeutic candidates;
•the phase and development of our therapeutic candidates;
•the efficacy and safety profile of our therapeutic candidates; and
•the uncertainties related to potential economic downturn, geopolitical events, and widespread health events on capital and financial markets.
General and Administrative
G&A expenses consist primarily of:
•salaries, benefits and other related costs, including non-cash stock-based compensation, for personnel engaged in G&A functions;
•expenses incurred in connection with accounting and audit services, legal services, including costs associated with obtaining and maintaining our patent portfolio, investor relations, and consulting expenses under agreements with third parties, such as consultants and contractors;
•expenses incurred in connection with commercialization and business development activity; and
•facilities, depreciation and other expenses, which include direct and allocated expenses for depreciation and amortization, rent and maintenance of facilities, insurance and supplies.
We expect our G&A expenses will continue to increase in the future to support our continued research and development activities. These increases will likely include legal and professional fees, including patent-related costs for filing, prosecution, and maintenance of our product candidates. We also expect increased costs related to pre-commercialization and business development activities, including the hiring of additional personnel as we continue to build our commercial team, regulatory and compliance costs, and other professional service fees, including accounting, legal, investor, and public relation fees, and additional personnel to support these functions as well.
Other Income (Expense)
Interest expense. Interest expense consists primarily of our interest on our loans with Oxford Finance LLC, offset in part by interest income. Interest income consists of our interest earned on cash and cash equivalents, including our investments in highly liquid debt securities with original maturities of less than three months from our date of acquisition.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and March 31, 2022
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022	($)	(%)
Revenue:
License fee revenue	$17	$915	$(898)	(98)%
Grant revenue	—	14	(14)	(100)%
Total revenue	17	929	(912)	(98)%
Operating expense:
Research and development	37,386	24,895	12,491	50%
General and administrative	6,397	5,051	1,346	27%
Total operating expense	43,783	29,946	13,837	46%
Loss from operations	(43,766)	(29,017)	(14,749)	51%
Other income (expense)
Interest expense, net	(5,080)	(2,274)	(2,806)	123%
Other income (expense), net	(70)	37	(107)	(289)%
Total other expense	(5,150)	(2,237)	(2,913)	130%
Provision for income taxes	—	—	—	100%
Net loss	$(48,916)	$(31,254)	$(17,662)	57%
License Fee Revenue
During the three months ended March 31, 2023, we recognized $17,000 of license fee revenue related to the Chiesi Option Agreement, while we recognized $0.2 million under the Chiesi Option Agreement during the three months ended March 31, 2022. This decrease in revenue earned during the three months ended March 31, 2023 is due to the timing of the performance of CDMO and CRO services in relation to INBRX-101 and the completion of the Phase 1 clinical trial during 2022. Additionally, during the three months ended March 31, 2022 we recognized license fee revenue of approximately $0.7 million related to our agreements with Phylaxis. Work on the first phase of this agreement was completed and all deferred revenue was recognized during 2022. Accordingly, no revenue was recognized under our agreements with Phylaxis during the three months ended March 31, 2023.
Grant Revenue
Grant revenue during the three months ended March 31, 2022 consisted of revenue earned under a grant with the Department of Defense of $14,000. During the three months ended March 31, 2023, there was no grant revenue following the completion of our grant with the Department of Defense in the first quarter of 2022.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2023	2022	($)	(%)
External expenses:
Contract manufacturing	$10,328	$6,893	$3,435	50%
Clinical trials	10,019	5,007	5,012	100%
Other external research and development	2,286	2,078	208	10%
Internal expenses:
Personnel	11,302	8,429	2,873	34%
Equipment, depreciation, and facility	1,798	1,382	416	30%
Other internal research and development	1,653	1,106	547	49%
Total research and development expenses	$37,386	$24,895	$12,491	50%
Research and development expenses increased by $12.5 million to $37.4 million during the three months ended March 31, 2023 from $24.9 million during the three months ended March 31, 2022. The overall increase was primarily due to the following factors:
•contract manufacturing expense increased by $3.4 million due to greater development and manufacturing costs at our CDMO partners supporting our clinical and preclinical therapeutic candidates, including early and late stage drug substance clinical manufacturing, analytical development, QC testing, and stability studies, as well as drug product development, scale-up, robustness studies, and selected BLA-enabling activities;
•clinical trial expense increased by $5.0 million as a result of an increase in expense as a result of the initiation of the registration-enabling Phase 2 trial for INBRX-101 for the treatment of emphysema due to alpha-1 antitrypsin deficiency, as well as the progression of our INBRX-109 registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma. Additionally, costs increased as a result of the continuation of the combination cohorts in our Phase 1 trial for INBRX-109. Costs associated with our Phase 1/2 clinical trials for INBRX-105 and INBRX-106 remained consistent in each period;
•personnel-related expense increased by $2.9 million, primarily related to an increase in headcount as a result of a significant expansion of our clinical operations team, as well as the issuance of additional stock options and the expansion of the bonus eligibility pool during the current year; and
•facilities expense increased by $0.4 million, which was primarily attributable to an increase in depreciable equipment.
G&A Expense
G&A expenses increased by $1.3 million to $6.4 million during the three months ended March 31, 2023 from $5.1 million during the three months ended March 31, 2022. The overall increase during the three months ended March 31, 2023 was primarily due to the following factors:
•personnel-related expenses increased by $1.1 million, primarily attributable to an increase in headcount as we continue to build out our commercial strategy team, as well as expense related to additional stock option grants to employees and the expansion of the bonus eligibility pool in the current year; and
•pre-commercialization expenses increased by $0.2 million, primarily related to market research expenses related to INBRX-101 and INBRX-109, and other expenses incurred related to scientific publications and conferences.

Other income (expense)
Interest expense, net. Interest expense, net, increased by $2.8 million to $5.1 million during the three months ended March 31, 2023 from $2.3 million during the three months ended March 31, 2022. During the three months ended March 31, 2023, we recorded $7.6 million of interest expense related to interest incurred and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had an outstanding principal balance of $200.0 million as of March 31, 2023. Interest expense was offset in part by $2.5 million of interest income and the accretion of discounts on investments in debt securities during the period. During the three months ended March 31, 2022, we incurred $2.3 million of interest expense related to interest incurred and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had an outstanding principal balance of $110.0 million as of March 31, 2022.
Liquidity, Capital Resources and Financial Condition
Sources of Liquidity
To date, sources of capital raised to fund our operations have been comprised of the sale of equity securities, borrowings under the loan and security agreements, payments received from commercial partners for licensing rights to our therapeutic candidates under development and grants, and proceeds from the sale and issuance of convertible promissory notes.
Proceeds from the sale of equity securities as a public company consist of $125.9 million in net proceeds from our initial public offering and $167.6 million in net proceeds under our Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent. Under the Sales Agreement, which we entered into in September 2021, we may, from time to time, sell shares of common stock through the Sales Agent with an aggregate offering price of up to $200.0 million, of which we have sold $171.4 million in gross proceeds to date as of March 31, 2023 and December 31, 2022. Sales of our common stock made pursuant to the Sales Agreement have been made under our $400.0 million Shelf Registration on Form S-3ASR, which became automatically effective upon filing on September 3, 2021.
Borrowings under loan and security agreements consist of the Amended 2020 Loan Agreement with Oxford, under which we received $200.0 million in gross proceeds in seven tranches between July 2020 and October 2022.
Other sources of capital raised to fund our operations have been comprised of payments received from commercial partners for licensing rights to our therapeutic candidates under development and grant revenue.
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
Our net loss for the three months ended March 31, 2023 and March 31, 2022 was $48.9 million and $31.3 million, respectively. As of March 31, 2023, we had an accumulated deficit of $421.3 million and cash and cash equivalents of $234.3 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date these condensed consolidated financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
The process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We expect to continue to incur net losses for the foreseeable future until, if ever, we have an approved product and can successfully commercialize it. We expect our research and development expenses to increase as we continue our development of, and seek marketing approvals for, our therapeutic candidates (especially as we move more candidates into later stages of clinical development), and begin to commercialize any approved products, if ever. At this time, we are preparing to proceed with the commercialization of certain of our product candidates, if ever approved. As a result, we will incur significant pre-commercialization expenses in preparation for launch, the outcome of which is uncertain. Additionally, if approved, we will incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. We also expect additional general and administrative expenses as we hire additional personnel and incur increased accounting, audit, legal, regulatory and compliance, investor and public relations expense.
Until such time, if ever, we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including strategic licensing and collaborations, strategic transactions, or other similar arrangements and transactions, and from time to time, we engage in discussions with potential acquirers regarding the disposition of one or more of our product candidates. However, there can be no assurance as to the availability or terms upon which such finances or capital might be available in the future. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our intellectual property on less favorable terms than we would otherwise choose. These actions could materially impact our business, results of operations, financial condition, and prospects.
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
We do not own or operate manufacturing and testing facilities for the production of any of our therapeutic candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on a limited number of third-party contract manufacturers for all of our required raw materials, antibodies, and other biologics for our preclinical research, clinical trials, and if and when applicable, commercial product, and employ internal resources to manage our manufacturing relationships with these third parties.
Commitments
Our material cash requirements from known contractual and other obligations primarily relate to our lease obligations, debt, and services provided by our third party CROs, and CDMOs.
We have two leases for our laboratory and office space, which expire in 2025, with an option to extend the leases for an additional five years. As of March 31, 2023, we have future minimum rental obligations under these leases of

$5.0 million, of which $2.2 million and $2.8 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 7 to the condensed consolidated financial statements.
Under the Amended 2020 Loan Agreement, we are required to make interest only payments through February 2025, with all principal payments and final fee payments beginning in March 2025, unless the Amended 2020 Loan Agreement is extended an additional twelve months upon a qualified financing event, and continuing through the maturity date of January 2027. As of March 31, 2023, we have a minimum obligation of $270.1 million of long-term debt, including minimum interest and final fee payments, of which $18.5 million and $251.6 million are current and non-current, respectively. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 to the condensed consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $14.4 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of March 31, 2023.
While these contracts are generally cancellable, some may contain specific activities that involve one or more non-cancellable commitments, including minimum purchase commitments, binding annual forecasts, and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of March 31, 2023, the non-cancellable portion of these contracts total in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date is approximately $74.4 million. The non-cancellable purchase commitments relate to the purchase of clinical supply for INBRX-101.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Net cash used in operating activities	$(39,944)	$(26,941)
Net cash used in investing activities	(23)	(117)
Net cash provided by financing activities	356	39,224
Net increase (decrease) in cash and cash equivalents	$(39,611)	$12,166
Operating Activities
Net cash used in operating activities was $39.9 million during the three months ended March 31, 2023 and consisted primarily of a net loss of $48.9 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $1.2 million, stock-based compensation expense of $5.6 million, depreciation and amortization of $0.3 million, and non-cash lease expense of $0.4 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to increases in accrued expenses and other current liabilities of $2.4 million and accounts payable of $2.3 million, offset in part by increases in prepaid expenses and other current assets of $2.8 million due to the timing of clinical activity and contract manufacturing work performed by our CDMO partners during the period. Additionally, the operating lease liability decreased by $0.4 million as a result of lease payments made throughout the period.
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
Investing Activities
Net cash used in investing activities was $23,000 and $0.1 million during the three months ended March 31, 2023 and March 31, 2022, respectively, and was related to capital purchases of laboratory and office equipment.
Financing Activities
Net cash provided by financing activities was $0.4 million during the three months ended March 31, 2023, which consisted of proceeds upon the exercise of stock options.
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
Critical Accounting Estimates and Policies
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ significantly from the estimates made by our management.
There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
Except for the risk factor set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
We maintain our cash and cash equivalents at financial institutions. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments.
Recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure, have contributed to increased volatility and could materially and adversely affect our liquidity, our business and financial condition. The recent closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
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

INHIBRX, INC.

Date: May 8, 2023	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 8, 2023	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)