Form 10-Q
period 2023-06-30
Inhibrx, Inc.
filed 2023-08-07
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of July 31, 2023, the registrant had 43,668,153 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains express and implied forward-looking statements that involve risks and uncertainties. Except as otherwise indicated by the context, references in this Quarterly Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “design,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
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
•our and our third party partners’ and service providers’ ability to continue operations and advance our therapeutic candidates through clinical trials and the ability of our third party manufacturers to provide the required raw materials, antibodies and other biologics for our preclinical research and clinical trials in light of the current market conditions, labor conditions and geopolitical events;
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals; and
•developments relating to our competitors and our industry.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the header “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2023, and in our most recent Quarterly Report on Form 10-Q for the three months ended March 31, 2023, filed with the SEC on May 8, 2023. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
You should read this Quarterly Report and the documents that we file with the SEC with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.
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

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	JUNE 30,	DECEMBER 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$192,492	$273,865
Accounts receivable	327	243
Receivables from related parties	—	14
Prepaid expenses and other current assets	10,502	6,371
Total current assets	203,321	280,493
Property and equipment, net	2,832	2,501
Right-of-use asset	3,853	4,717
Other non-current assets	3,164	3,164
Total assets	$213,170	$290,875
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,700	$8,326
Accrued expenses	19,551	17,224
Deferred revenue	119	166
Current portion of lease liability	1,959	1,860
Total current liabilities	31,329	27,576
Long-term debt, including final payment fee	204,482	202,069
Non-current portion of lease liability	2,171	3,173
Total liabilities	237,982	232,818
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued or outstanding as of June 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 43,667,374 and 43,564,283 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in-capital	443,525	430,426
Accumulated deficit	(468,341)	(372,373)
Total stockholders’ equity (deficit)	(24,812)	58,057
Total liabilities and stockholders’ equity (deficit)	$213,170	$290,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Revenue:
License fee revenue	$30	$711	$47	$1,626
Grant revenue	—	—	—	14
Total revenue	30	711	47	1,640
Operating expenses:
Research and development	34,106	29,906	71,492	54,801
General and administrative	7,263	5,402	13,660	10,453
Total operating expenses	41,369	35,308	85,152	65,254
Loss from operations	(41,339)	(34,597)	(85,105)	(63,614)
Other income (expense):
Interest expense	(7,905)	(3,202)	(15,468)	(5,520)
Interest income	2,414	54	4,897	98
Other income (expense), net	(217)	17	(287)	54
Total other expense	(5,708)	(3,131)	(10,858)	(5,368)
Loss before income tax expense	(47,047)	(37,728)	(95,963)	(68,982)
Provision for income taxes	5	4	5	4
Net loss	(47,052)	(37,732)	(95,968)	(68,986)
Net loss per share, basic and diluted	$(1.08)	$(0.97)	$(2.20)	$(1.77)
Weighted-average shares of common stock outstanding, basic and diluted	43,642	39,040	43,609	39,029
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2022	43,564	$4	$430,426	$(372,373)	$58,057
Stock-based compensation expense	—	—	5,636	—	5,636
Issuance of shares upon exercise of stock options	31	—	356	—	356
Net loss	—	—	—	(48,916)	(48,916)
Balance as of March 31, 2023	43,595	$4	$436,418	$(421,289)	$15,133
Stock-based compensation expense	—	—	6,253	—	6,253
Issuance of shares upon exercise of stock options	72	—	854	—	854
Net loss	—	—	—	(47,052)	(47,052)
Balance as of June 30, 2023	43,667	$4	$443,525	$(468,341)	$(24,812)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	38,991	$4	$279,526	$(227,147)	$52,383
Stock-based compensation expense	—	—	5,108	—	5,108
Issuance of shares upon exercise of stock options	35	—	401	—	401
Issuance of warrants	—	—	712	—	712
Net loss	—	—	—	(31,254)	(31,254)
Balance as of March 31, 2022	39,026	$4	$285,747	$(258,401)	$27,350
Stock-based compensation expense	—	—	5,296	—	5,296
Issuance of shares upon exercise of stock options	15	—	164	—	164
Net loss	—	—	—	(37,732)	(37,732)
Balance as of June 30, 2022	39,041	$4	$291,207	$(296,133)	$(4,922)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2023	2022
Cash flows from operating activities
Net loss	$(95,968)	$(68,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	589	614
Accretion of debt discount and non-cash interest expense	2,413	1,171
Stock-based compensation expense	11,889	10,404
Non-cash lease expense	864	793
Loss on disposal of fixed assets	2	6
Changes in operating assets and liabilities:
Accounts receivable	(84)	130
Receivables from related parties	14	464
Prepaid expenses and other current assets	(4,131)	2,029
Other non-current assets	—	(1,317)
Accounts payable	792	216
Accrued expenses	2,327	2,851
Operating lease liability	(903)	(811)
Deferred revenue, current portion	(47)	(1,317)
Deferred revenue, non-current portion	—	(110)
Net cash used in operating activities	(82,243)	(53,863)
Cash flows from investing activities
Purchase of fixed assets	(340)	(439)
Net cash used in investing activities	(340)	(439)
Cash flows from financing activities
Proceeds from the issuance of debt	—	98,871
Payment of fees associated with debt	—	(50)
Proceeds from the exercise of stock options	1,210	565
Net cash provided by financing activities	1,210	99,386
Net increase (decrease) in cash and cash equivalents	(81,373)	45,084
Cash and cash equivalents at beginning of period	273,865	131,301
Cash and cash equivalents at end of period	$192,492	$176,385
Supplemental disclosure of cash flow information
Cash paid for interest	$12,948	$3,975
Cash paid for income taxes	$5	$4
Supplemental schedule of non-cash investing and financing activities
Payable for purchase of fixed assets	$582	$—
Fair value of warrants issued to lender in conjunction with February 2022 Amendment	$—	$712
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
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2023.
Liquidity
As of June 30, 2023, the Company had an accumulated deficit of $468.3 million and cash and cash equivalents of $192.5 million. From its inception and through June 30, 2023, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
The Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s operations for at least 12 months from the date these condensed consolidated financial statements are issued. The Company plans to finance its future cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses, strategic transactions and other similar arrangements.
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
Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash held in financial institutions including readily available checking and money market accounts and highly liquid investments in debt securities with an original maturity of three months or less.
As of June 30, 2023, the Company’s investments in debt securities consisted of U.S. Treasury Bills, all of which mature in the third quarter of 2023. As of June 30, 2023, these investments were recorded at their amortized cost of $133.7 million, which was adjusted for the amortization or accretion of premiums or discounts.
Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, including investments in debt securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits by the Federal Deposit Insurance Corporation, or FDIC, of up to $250,000. The Company’s investment portfolio consists of investments in U.S. Treasury securities, in excess of Securities Investor Protection Corporation limits of up to $500,000 in securities. The Company’s cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in operations. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial condition of the depository institutions in which those deposits are held.
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
The Company’s investments in debt securities consist of U.S. Treasury Bills, which are classified as Level 1 in the fair value hierarchy. Due to the short-term nature of these securities which are classified as cash equivalents, the amortized value approximates fair value and the Company does not remeasure these instruments at fair value. The Company’s outstanding debt and warrants are both classified as Level 2 in the fair value hierarchy. As of June 30, 2023 and December 31, 2022, the Company had no financial instruments measured at fair value on a recurring basis.
Revenue Recognition
The Company has generated revenue from its license and collaboration agreements with partners, as well as from grants from government agencies and private not-for-profit organizations.
Collaborative Research, Development, and License Agreements
The Company enters into collaborative agreements with partners which may include the transfer of licenses, options to license and the performance of research and development activities. The terms associated with these agreements may include one or more of the following: (1) license fees; (2) nonrefundable up-front fees; (3) payments for reimbursement of research costs; (4) payments associated with achieving specific development, regulatory or commercial milestones; and (5) royalties based on specified percentages of net product sales, if any. Payments received from customers are included in deferred revenue, allocated between current and non-current on the condensed consolidated balance sheet, until all revenue recognition criteria are met.
Typically, license fees, non-refundable upfront fees and funding of research activities are considered fixed, while milestone payments, including option exercise fees, are identified as variable consideration, which is constrained and excluded from the transaction price. The Company will recognize revenue for sales-based royalty if and when a subsequent sale occurs.
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
For purposes of the diluted net loss per share calculation, warrants for purchase of common stock and stock options are considered to be potentially dilutive securities. Accordingly, for the six months ended June 30, 2023 and June 30, 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in thousands):

	AS OF JUNE 30,
	2023	2022
Outstanding stock options	6,608	5,196
Warrants to purchase common stock	47	47
	6,655	5,243
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
Adoption of New Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as held-to-maturity debt securities. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. The Company adopted ASU 2016-13 as of January 1, 2023, which did not result in a material impact on its condensed consolidated financial statements and related disclosures.

2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2023	DECEMBER 31, 2022
Clinical trials (1)	$6,835	$4,294
Clinical drug substance and product manufacturing (2)	2,362	1,171
Outside research and development services (3)	280	232
Licenses	701	493
Other	324	181
Prepaid expense and other current assets	$10,502	$6,371
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
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2023	DECEMBER 31, 2022
Machinery and equipment	$7,393	$7,023
Leasehold improvements	441	441
Computer software	53	53
Furniture, fixtures, and other	527	524
Construction in process	518	—
Total property and equipment	8,932	8,041
Less: accumulated depreciation and amortization	(6,100)	(5,540)
Property and equipment, net	$2,832	$2,501
Depreciation and amortization expense totaled $0.3 million for each of the three months ended June 30, 2023 and June 30, 2022, and $0.6 million for each of the six months ended June 30, 2023 and June 30, 2022 and consisted of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Research and development	$242	$248	$479	$506
General and administrative	53	59	110	108
Total depreciation and amortization expense	$295	$307	$589	$614

Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	JUNE 30, 2023	DECEMBER 31, 2022
Clinical trials(1)	$8,185	$4,527
Clinical drug substance and product manufacturing(2)	3,335	5,381
Other outside research and development (3)	1,397	1,164
Interest expense	2,230	2,124
Compensation-related	3,390	3,374
Professional fees	674	428
Other	340	226
Accrued expenses	$19,551	$17,224
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
As of June 30, 2023, the Company had $200.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The outstanding term loans will mature on January 1, 2027, or the Amended

Maturity Date, and bear interest at a floating per annum rate equal to the greater of (1) 8.30% or (2) the sum of (i) the 30 day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (ii) 8.19%. Under the Amended 2020 Loan Agreement, the repayment schedule provides for interest-only payments through February 1, 2025, followed by 23 months of principal and interest payments, unless extended by a financing event as defined in the Amended 2020 Loan Agreement. In the event of a qualifying financing event in which the Company raises at least $100.0 million in upfront licensing or partnership proceeds by February 2025, the interest-only period may be extended an additional 12 months through February 1, 2026, which would then be followed by 11 months of equal payments of principal plus interest, beginning on March 1, 2026. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. This final payment of $18.0 million is being accreted over the life of the Amended 2020 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loans in full prior to the Amended Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending upon the timing of the prepayment.
The Company’s outstanding debt balance under the Amended 2020 Loan Agreement consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands).

	AS OF	AS OF
	JUNE 30, 2023	DECEMBER 31, 2022
Term A	$10,900	$10,900
Term B	21,800	21,800
Term C	43,600	43,600
Term D	43,600	43,600
Term E	32,700	32,700
Term F	32,700	32,700
Term G	32,700	32,700
Less: debt discount	(13,518)	(15,931)
Long-term debt, including debt discount and final payment fee	$204,482	$202,069
As of June 30, 2023, and unless extended in accordance with the terms described above, the Company’s interest-only period will continue through February 2025, with principal payments beginning in March 2025. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF
JUNE 30, 2023
2025	$86,956
2026	104,348
2027	26,696
Total future minimum payments	218,000
Less: unamortized debt discount	(13,518)
Total debt	$204,482
The Company’s obligations under the Amended 2020 Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets with a positive lien on intellectual property. The Amended 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. Additionally, following the June 2021 Amendment, the Amended 2020 Loan Agreement requires the Company to maintain a minimum cash balance of $20.0 million. As of June 30, 2023, the Company is in compliance with all covenants under the Amended 2020 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.

Concurrently with the February 2022 Amendment, the Company issued 40,000 warrants to Oxford to purchase shares of the Company’s common stock at an exercise price of $45.00. Upon issuance, the warrants were classified as equity and recorded at their fair value of $0.7 million. See Note 4 for further discussion of these warrants.
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment. During the three months ended June 30, 2023, interest expense was $7.9 million, $1.2 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the three months ended June 30, 2022, interest expense was $3.2 million, $0.7 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the six months ended June 30, 2023, interest expense was $15.5 million, $2.4 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the six months ended June 30, 2022, interest expense was $5.5 million, $1.2 million of which related to non-cash amortization of the debt discount and accretion of the final payment.
4. STOCKHOLDERS’ EQUITY
Common Stock
In September 2021, the Company entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During each of the six months ended June 30, 2023 and June 30, 2022, the Company did not issue any shares under the Sales Agreement.
Common Stock Warrants
As of June 30, 2023, the following equity-classified warrants were outstanding:

Expiration Date	Shares of Common Stock Issuable Upon Exercise of Warrants	Exercise Price per Share
July 15, 2030	7,354	$17.00
February 18, 2032	40,000	$45.00
The Company’s warrants are equity-classified and carried at the instruments’ fair value upon classification into equity, with no subsequent remeasurements.
5. EQUITY COMPENSATION PLAN
Stock Incentive Plan
The Company’s share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of June 30, 2023, an aggregate of 7.8 million shares of common stock were reserved for issuance under the 2017 Plan, of which 0.5 million were available.
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

A summary of the Company’s stock option activity under its 2017 Plan for the six months ended June 30, 2023 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	5,305	$22.95
Granted	1,478	$23.10
Exercised	(103)	$11.74
Forfeited	(72)	$28.35
Outstanding as of June 30, 2023	6,608	$23.10	8.1	$35,768
Vested and exercisable as of June 30, 2023	2,855	$20.93	6.9	$22,466
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2023 and June 30, 2022 was $1.3 million and $1.0 million, respectively. Aggregate intrinsic value of stock options exercised and outstanding is calculated using the fair value of common stock on the date of exercise and as of June 30, 2023, respectively. The total fair value of stock options vested during the six months ended June 30, 2023 and June 30, 2022 was $13.8 million and $16.1 million, respectively. The Company expects all outstanding stock options to vest.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value for the six months ended June 30, 2023 and June 30, 2022 were as follows:

	SIX MONTHS ENDED JUNE 30,
	2023	2022
Risk-free interest rate	3.73%	2.17%
Expected volatility	84.35%	85.12%
Expected dividend yield	—%	—%
Expected term (in years)	6.08	6.08
Weighted average fair value	$16.97	$18.75
Stock-based compensation expense for stock options consisted of the following (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Research and development	$4,245	$3,540	$8,094	$7,219
General and administrative	2,008	1,756	3,795	3,185
Total stock-based compensation expense	$6,253	$5,296	$11,889	$10,404
As of June 30, 2023, the Company had $64.4 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

6. LICENSE AND GRANT REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
License fee revenue
Chiesi Farmaceutici S.p.A.	$30	$98	$47	$339
Phylaxis BioScience, LLC	—	413	—	1,087
2seventy bio, Inc.	—	200	—	200
Total license fee revenue	30	711	47	1,626
Grant revenue	—	—	—	14
Total revenue	$30	$711	$47	$1,640
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
The Company has identified one performance obligation as of the effective date of the Chiesi Option Agreement, which is to perform research and development services for Chiesi during the option period, which will continue (unless the Chiesi Option Agreement is terminated earlier by Chiesi or the Company) until 60 days following the last to occur of (i) the Company’s delivery to Chiesi of the trial phase data for the first Phase I Clinical Trial, (ii) the Company’s delivery to Chiesi of the finalized minutes from the definitive U.S. Food and Drug Administration, or FDA, scientific advice meeting conducted following completion of such Phase I Clinical Trial, and (iii) the Company’s delivery to Chiesi of written scientific advice from the European Medicines Agency following completion of such Phase I Clinical Trial. The Company has determined that the option to grant a license in the future is not a material right. On July 24, 2023, the Company received written scientific advice from the EMA which confirmed CT lung densitometry as the established primary regulatory endpoint to support a marketing authorization application in the European Union for the treatment of emphysema secondary to AATD. The Company provided a copy of the EMA scientific advice to Chiesi upon receipt which, as described above, fulfilled the necessary deliverables to Chiesi and triggered its 60-day option period window. If Chiesi chooses to exercise its option by September 22, 2023, pursuant to the Chiesi Option Agreement, a one-time, non-refundable option exercise payment of $12.5 million will be payable to the Company.
The $10.0 million upfront payment has been allocated to the single performance obligation. Revenue is recognized over time as services are performed during the option period, based on the Company’s effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period. During the three months ended June 30, 2023 and June 30, 2022, the Company recognized $17,000 and $0.1 million in revenue related to this agreement, respectively. During the six months ended June 30, 2023 and June 30, 2022, the Company recognized $47,000 and $0.3 million in revenue related to this agreement, respectively. As of June 30, 2023 and

December 31, 2022, the Company had $0.1 million of deferred revenue related to this agreement at each date, all of which is classified as current deferred revenue in each period.
Phylaxis
In July 2020, the Company entered into a joint venture with Phylaxis BioScience, LLC, or Phylaxis. In connection with the joint venture, the Company entered into the following agreements: Contribution Agreement, License Agreement, Limited Liability Company Agreement and Master Services Agreement, or collectively the Phylaxis Agreements, pursuant to which the Company licensed certain intellectual property and know-how to Phylaxis and agreed to provide services to develop certain compounds. Upon closing, the Company received a $2.5 million nonrefundable, upfront payment from Phylaxis under the Master Services Agreement, or the MSA. The Company has also received an additional $2.5 million, which was payable within 180 days from closing under the MSA, in two payments of $1.25 million each, received in October 2020 and January 2021. Upon closing, the Company received a 10% equity interest in Phylaxis as consideration for the contribution of the license of the Company’s intellectual property and know-how and is entitled to receive an additional 5% based on the achievement of certain milestones. Under the License Agreement, the Company is also entitled to specified development and commercialization milestone payments of up to an aggregate of $225.0 million and $175.0 million, respectively. The Company is also entitled to share in a percentage of the profits of Phylaxis under the Limited Liability Company Agreement.
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
During the three and six months ended June 30, 2023, the Company recognized no revenue related to this performance obligation following its completion in 2022. During the three months ended June 30, 2022, the Company recognized $0.4 million of revenue related to this performance obligation. During the six months ended June 30, 2022, the Company recognized $1.1 million of revenue related to this performance obligation. As of June 30, 2023 and December 31, 2022, there was no deferred revenue remaining related to the Phylaxis Agreements.
2seventy
In June 2020, the Company entered into an Option and License Agreement with bluebird bio, Inc., or bluebird, pursuant to which the Company granted to bluebird exclusive worldwide rights to develop binders and cell therapy products containing single domain antibodies, or sdAbs, directed to specified targets, consisting of two initial programs and up to an additional 8 programs. The Company retains all rights to the specific sdAbs outside of the cell therapy field. In November 2021, this agreement, or the 2020 2seventy Agreement, was also assigned to 2seventy bio, Inc., or 2seventy, in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy.
In June 2020, the Company received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and is entitled to an upfront option fee for each additional program, on a program-by-program basis. In June 2022, 2seventy selected a third program and paid a non-refundable upfront option fee of $0.2 million in exchange for a development license. Under each of the three programs, the Company granted an option in which 2seventy may acquire an exclusive license with respect to all binders and cell therapy products developed under this agreement, which entitles the Company to additional fees upon exercise of the option. In connection with each program for which 2seventy exercises its option, 2seventy will be required to pay the Company a one-time, non-refundable, non-creditable fee in the low-single-digit millions. The Company is also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits. Due to the uncertainty in the achievement of the developmental milestones and future sales, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period.
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
During the three and six months ended June 30, 2022, the Company recognized $0.2 million of revenue related to this agreement. During the three and six months ended June 30, 2023, the Company did not recognize any revenue related to this agreement.
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
The right-of-use asset and operating lease liability as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	AS OF	AS OF
	JUNE 30, 2023	DECEMBER 31, 2022
Right-of-use asset	$3,853	$4,717

Operating lease liability
Current	$1,959	$1,860
Non-current	2,171	$3,173
Total operating lease liability	$4,130	$5,033
During each of the three months ended June 30, 2023 and June 30, 2022, the Company recognized operating lease expense of $0.8 million. During the six months ended June 30, 2023 and June 30, 2022, the Company recognized operating lease expense of $1.7 million and $1.6 million, respectively. During each of the three months ended June 30, 2023 and June 30, 2022, the Company paid $0.5 million in cash for amounts included in the measurement of the operating lease liability. During each of the six months ended June 30, 2023 and June 30, 2022, the Company paid $1.1 million in cash for amounts included in the measurement of the operating lease liability.
As of June 30, 2023 and December 31, 2022, the Company’s operating lease had a remaining term of 2.0 and 2.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 8.2% as of June 30, 2023 and December 31, 2022.
Future minimum rental commitments for the Company’s operating leases reconciled to the lease liability are as follows (in thousands):

AS OF
JUNE 30, 2023
2023	$1,110
2024	2,247
2025	1,137
Thereafter	—
Total future minimum lease payments	$4,494
Less: imputed interest	(364)
Present value of operating lease liability	4,130
Less: current portion of operating lease liability	(1,959)
Non-current portion of operating lease liability	$2,171
Purchase Commitments
The Company has several ongoing contracts with CROs for preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. While these contracts are generally cancellable, some may contain specific activities that involve one or more non-cancellable commitments, including minimum purchase commitments, binding annual forecasts and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from cost of work performed to date and up to twelve months of future committed manufacturing costs. As of June 30, 2023 and December 31, 2022, the non-cancellable portion of these contracts total in aggregate, excluding amounts paid or incurred at each respective date, approximately $76.5 million and $74.8 million, respectively. The non-cancellable purchase commitments relate to the purchase of raw materials and future contract manufacturing of drug supply for INBRX-101. During the six months ended June 30, 2023 and June 30, 2022, the Company incurred $1.0 million and $0.6 million, respectively, of expenses related to its non-cancellable purchase agreements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and notes thereto as of and for the fiscal year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 6, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contain forward-looking statements that involve risk and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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

INBRX-101 is an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy candidate for AATD. In March 2022, the FDA granted orphan drug designation for INBRX-101 for the treatment of AATD. In May 2022, we announced topline results from the INBRX-101 Phase 1 clinical trial. We believe the data revealed the potential to achieve normal AAT levels with less frequent dosing than the current standard of care and showed the treatment was well tolerated with no drug-related severe or serious adverse events at doses up to and including 120 mg/kg in single and multi-dose administered intravenously. In April 2023, we initiated ElevAATe, a registration-enabling trial for INBRX-101 for the treatment of patients with emphysema due to AATD. The primary endpoint of the trial is the mean change in the average functional AAT, or fAAT, concentration as measured by anti-neutrophil elastase capacity from baseline to average serum trough fAAT concentration at steady state (Ctrough,ss). The initial read-out from the ElevAATe trial is expected to occur in late 2024 and we intend to submit for regulatory approval once completed. In our end of Phase 1 meeting, the FDA requested additional information to support the correlation between serum AAT levels and the clinical benefit in AATD to further support serum AAT levels as a surrogate endpoint reasonably likely to predict clinical benefit. We are in the process of compiling this data through existing registry, health records and published data and plan to submit those analyses to the FDA as part of the BLA submission. In May 2023, the FDA granted Fast Track designation to INBRX-101 for the treatment of patients with emphysema due to AATD.
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

INBRX-105 is a precisely engineered multi-specific sdAb-based therapeutic candidate that is designed to agonize 4-1BB selectively in the presence of PD-L1, which is typically found in the tumor microenvironment and associated lymphoid tissues. It is currently being investigated as a single agent and in combination with Keytruda, a PD-1 blocking checkpoint inhibitor, in patients with locally advanced or metastatic solid tumors. Parts 1 and 3, dose escalation as a single agent and in combination with Keytruda, have been completed. We continue to enroll and/or have active patients in Part 2, single agent dose expansion, and Part 4, combination expansion cohorts. We expect to announce initial data from these cohorts mid-year of 2024.
INBRX-106 is a precisely engineered hexavalent sdAb-based therapeutic candidate targeting OX40, designed to be an optimized agonist of this co-stimulatory receptor. It is currently being investigated as a single agent and in combination with Keytruda in patients with locally advanced or metastatic solid tumors. Parts 1 and 3, dose escalation as a single agent and in combination with Keytruda, have been completed. It was observed to be well tolerated, with predominantly mild or moderate immune-related toxicities notes. We observed durable responses across multiple tumor types. We continue to enroll and/or have active patients in Part 2, single agent dose expansion, and Part 4, combination expansion cohorts. We expect to announce initial data from these cohorts during the second half of 2024.
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
On June 9, 2020, we entered into an option and license agreement with bluebird, or the 2020 2seventy Agreement, which was also assigned to 2seventy in November 2021 in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy. In June 2020, we received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and we are entitled to an upfront option fee for each additional program. In June 2022, 2seventy selected a third program and paid an additional $0.2 million as a non-refundable upfront option fee in exchange for a development license. We also granted options in which 2seventy may acquire an exclusive license with respect to all binders and cell therapy products developed under the 2020 2seventy Agreement, which entitles us to additional fees upon exercise of an option for each program. Additionally, 2seventy may extend the option term for up to six months in the event that there are additional bona fide development activities that 2seventy desires to undertake. We are also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits.

In May 2021, pursuant to the option extension terms in the 2020 2seventy Agreement, bluebird requested to extend the option term for one of the initial programs by an additional six months in exchange for an option extension fee of $0.1 million. In August 2021, pursuant to the option exercise terms in the agreement, bluebird exercised its option to exclusively license one of the initial programs in exchange for an option exercise fee of $2.1 million, the payment of which was received in October 2021. In May 2023, 2seventy declined to exercise its option to license the second of the initial programs.
Chiesi
In May 2019, we entered into the Chiesi Option Agreement with Chiesi. Under this agreement, we granted to Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada. Additionally, the Chiesi Option Agreement provides Chiesi with a right of negotiation for INBRX-101 development and commercialization rights in the United States and Canada in the event we engage in discussions with any third parties for such rights during the term of the Chiesi Option Agreement or, as applicable, the term of a definitive exclusive license agreement between Chiesi and the Company. Under the terms of the Chiesi Option Agreement, we received a one-time, non-refundable option initiation payment of $10.0 million in August 2019. Pursuant to the Chiesi Option Agreement, we are performing research and development services for Chiesi during the option period, which will continue (unless the Chiesi Option Agreement is terminated earlier by the Chiesi or the Company) until 60 days following the last-to-occur of (i) the Company’s delivery to Chiesi of the trial phase data for the first Phase I Clinical Trial for INBRX-101 (including the complete clinical study report), (ii) the Company’s delivery to Chiesi of the finalized minutes from the definitive FDA scientific advice meeting conducted following completion of such Phase I Clinical Trial with the use of the full clinical study report if required by the FDA, and (iii) the Company’s delivery to Chiesi of written scientific advice from the EMA following completion of such Phase I Clinical Trial with full use of the clinical study report if required by the EMA. On July 24, 2023, we received written scientific advice from the EMA which confirmed CT lung densitometry as the established primary regulatory endpoint to support a marketing authorization application in the European Union for the treatment of emphysema secondary to AATD. We provided a copy of the EMA scientific advice to Chiesi upon receipt which, as described above, fulfilled the necessary deliverables to Chiesi and triggered its 60-day option period window.
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
•the efficacy and safety profile of our therapeutic candidates; and

•the uncertainties related to potential economic downturn, geopolitical events and widespread health events on capital and financial markets.
General and Administrative
General and administrative, or G&A, expenses consist primarily of:
•salaries, benefits and other related costs, including non-cash stock-based compensation, for personnel engaged in G&A functions;
•expenses incurred in connection with accounting and audit services, legal services, including costs associated with obtaining and maintaining our patent portfolio, investor relations and consulting expenses under agreements with third parties, such as consultants and contractors;
•expenses incurred in connection with commercialization and business development activity; and
•facilities, depreciation and other expenses, which include direct and allocated expenses for depreciation and amortization, rent and maintenance of facilities, insurance and supplies.
We expect our G&A expenses will continue to increase in the future to support our continued research and development activities. We expect increased costs related to pre-commercialization and business development activities, including the hiring of additional personnel as we continue to build our commercial team in preparation for our future product launches. Additionally, we expect other professional service fees to increase, including but not limited to, patent-related costs for filing, prosecution and maintenance of our product candidates, and compliance costs, accounting, legal, investor and public relations and additional personnel.
Other Income (Expense)
Interest expense. Interest expense consists of our interest on our loans with Oxford Finance LLC, or Oxford.
Interest income. Interest income consists of our interest earned on cash and cash equivalents, including our investments in highly liquid debt securities with original maturities of less than three months from our date of acquisition.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and June 30, 2022
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	($)	(%)
Revenue:
License fee revenue	$30	$711	$(681)	(96)%
Total revenue	30	711	(681)	(96)%
Operating expense:
Research and development	34,106	29,906	4,200	14%
General and administrative	7,263	5,402	1,861	34%
Total operating expense	41,369	35,308	6,061	17%
Loss from operations	(41,339)	(34,597)	(6,742)	19%
Other income (expense)
Interest expense	(7,905)	(3,202)	(4,703)	147%
Interest income	2,414	54	2,360	4,370%
Other income (expense), net	(217)	17	(234)	(1,376)%
Total other expense	(5,708)	(3,131)	(2,577)	155%
Provision for income taxes	5	4	1	25%
Net loss	$(47,052)	$(37,732)	$(9,320)	31%
License Fee Revenue
During the three months ended June 30, 2023 and 2022, we recognized $30,000 and $0.1 million, respectively, of license fee revenue related to the Chiesi Option Agreement. This decrease in revenue earned during the three months ended June 30, 2023 is due to the timing of the performance of CDMO and CRO services in relation to the Phase 1 clinical trial for INBRX-101. Additionally, during the three months ended June 30, 2022 we recognized license fee revenue of approximately $0.4 million related to our agreements with Phylaxis. Work on the first phase of this agreement was completed and all deferred revenue was recognized during 2022. Accordingly, no revenue was recognized under our agreements with Phylaxis during the three months ended June 30, 2023. We also recognized $0.2 million of revenue under the 2020 2seventy Agreement following the grant of an exclusive option and development license upon initiation of a third program during the three months ended June 30, 2022. No revenue was recognized under this agreement with 2seventy during the three months ended June 30, 2023.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	($)	(%)
External expenses:
Clinical trials	$11,548	$9,503	$2,045	22%
Contract manufacturing	5,019	7,059	(2,040)	(29)%
Other external research and development	2,014	1,744	270	15%
Internal expenses:
Personnel	12,095	8,821	3,274	37%
Equipment, depreciation, and facility	1,736	1,520	216	14%
Other internal research and development	1,694	1,259	435	35%
Total research and development expenses	$34,106	$29,906	$4,200	14%
Research and development expenses increased by $4.2 million from $29.9 million during the three months ended June 30, 2022 to $34.1 million during the three months ended June 30, 2023. The overall increase was primarily due to the following factors:
•clinical trial expense increased by $2.0 million due to costs incurred upon the initiation of the registration-enabling Phase 2 trial for INBRX-101 for the treatment of emphysema due to AATD, as well as the progression of our INBRX-109 registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma. Costs associated with our Phase 1/2 clinical trials for INBRX-105 and INBRX-106 remained consistent in each period;
•contract manufacturing expense decreased by $2.0 million, due to the nature of development and manufacturing activities performed during each period at our CDMO partners supporting our clinical and preclinical therapeutic candidates, which reflect the stage-specific needs of our programs and include early and late stage drug substance clinical manufacturing, analytical development, QC testing and stability studies, as well as drug product development, scale-up, robustness studies and selected BLA-enabling activities;
•personnel-related expense increased by $3.3 million, which was primarily related to an increase in headcount as a result of a significant expansion of our clinical operations team, as well as the issuance of additional stock options and the expansion of the bonus eligibility pool during the current year;
•facility and equipment-related expense increased by $0.2 million, which was primarily attributable to an increase in software subscriptions to support research and development activities and repairs and maintenance services; and
•other research and development expense increased by $0.7 million, which was primarily attributable to an increase in travel expenses to clinical and vendor sites, clinical-related consulting expenses, and preclinical studies.
G&A Expense
G&A expenses increased by $1.9 million from $5.4 million during the three months ended June 30, 2022 to $7.3 million during the three months ended June 30, 2023. The overall increase during the three months ended June 30, 2023 was primarily due to the following factors:
•personnel-related expenses increased by $1.2 million, primarily attributable to an increase in headcount as we continue to build out our commercial strategy and medical affairs team, as well as increased expense related to additional stock option grants to employees and the expansion of the bonus eligibility pool in the current year;
•pre-commercialization expenses increased by $0.5 million, primarily related to market research expenses related to INBRX-101 and INBRX-109, and other expenses incurred related to scientific publications; and
•facility and equipment-related expense increased by $0.2 million, which was primarily attributable to increases in software subscriptions and IT services.
Other income (expense)
Interest expense. Interest expense increased by $4.7 million from $3.2 million during the three months ended June 30, 2022 to $7.9 million during the three months ended June 30, 2023. During the three months ended June 30, 2023, we recorded $7.9 million of interest expense related to interest incurred and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had an outstanding principal balance of $200.0 million as of June 30, 2023. During the three months ended June 30, 2022, we incurred $3.2 million of interest expense related to interest incurred and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had an outstanding principal balance of $170.0 million as of June 30, 2022. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 to the condensed consolidated financial statements.
Interest income. During the three months ended June 30, 2023, we earned $2.4 million of interest income and the accretion of discounts on investments in debt securities during the period. During the three months ended June 30, 2022, we earned $0.1 million of interest income.

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	($)	(%)
Revenue:
License fee revenue	$47	$1,626	$(1,579)	(97)%
Grant revenue	—	14	(14)	(100)%
Total revenue	47	1,640	(1,593)	(97)%
Operating expense:
Research and development	71,492	54,801	16,691	30%
General and administrative	13,660	10,453	3,207	31%
Total operating expense	85,152	65,254	19,898	30%
Loss from operations	(85,105)	(63,614)	(21,491)	34%
Other income (expense)
Interest expense	(15,468)	(5,520)	(9,948)	180%
Interest income	4,897	98	4,799	4897%
Other income, net	(287)	54	(341)	(631)%
Total other expense	(10,858)	(5,368)	(5,490)	188%
Provision for income taxes	5	4	1	25%
Net loss	$(95,968)	$(68,986)	$(26,982)	46%
License Fee Revenue
During the six months ended June 30, 2023 and June 30, 2022, we recognized $47,000 and $0.3 million, respectively, of license fee revenue related to the Chiesi Option Agreement. This decrease in revenue earned during the six months ended June 30, 2023 is due to the timing of the performance of CDMO and CRO services in relation to the Phase 1 clinical trial for INBRX-101. Additionally, during the six months ended June 30, 2022 we recognized license fee revenue of approximately $1.1 million related to our agreements with Phylaxis. Work on the first phase of this agreement was completed and all deferred revenue was recognized during 2022. Accordingly, no revenue was recognized under our agreements with Phylaxis during the six months ended June 30, 2023.We also recognized $0.2 million of revenue under the 2020 2seventy Agreement following the grant of an exclusive option and development license upon initiation of a third program during the six months ended June 30, 2022. No revenue was recognized under this agreement with 2seventy during the six months ended June 30, 2023.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	SIX MONTHS ENDED JUNE 30,		CHANGE
	2023	2022	($)	(%)
External expenses:
Clinical trials	$21,567	$14,510	$7,057	49%
Contract manufacturing	15,346	13,952	1,394	10%
Other external research and development	4,300	3,822	478	13%
Internal expenses:
Personnel	23,397	17,249	6,148	36%
Equipment, depreciation, and facility	3,534	2,903	631	22%
Other internal research and development	3,348	2,365	983	42%
Total research and development expenses	$71,492	$54,801	$16,691	30%

Research and development expenses increased by $16.7 million from $54.8 million during the six months ended June 30, 2022 to $71.5 million during the six months ended June 30, 2023. The overall increase was primarily due to the following factors:
•clinical trial expense increased by $7.1 million due to costs incurred upon the initiation of the registration-enabling Phase 2 trial for INBRX-101 for the treatment of emphysema due to AATD, as well as the progression of our INBRX-109 registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma. Costs associated with our Phase 1/2 clinical trials for INBRX-105 and INBRX-106 remained consistent in each period;
•contract manufacturing expense increased by $1.4 million due to greater development and manufacturing costs at our CDMO partners supporting our clinical and preclinical therapeutic candidates, including early and late stage drug substance clinical manufacturing, analytical development, QC testing, and stability studies, as well as drug product development, scale-up, robustness studies, and selected BLA-enabling activities;
•personnel-related expense increased by $6.1 million, primarily related to an increase in headcount as a result of a significant expansion of our clinical operations team, as well as the issuance of additional stock options and the expansion of the bonus eligibility pool during the current year;
•facility and equipment-related expense increased by $0.6 million, which was attributable to an increase in software subscriptions to support research and development activities and repairs and maintenance services; and
•other research and development expense increased by $1.5 million, which was primarily attributable to an increase in travel expenses to clinical and vendor sites, clinical-related consulting expenses, lab supplies, and preclinical studies.
G&A Expense
G&A expenses increased by $3.2 million from $10.5 million during the six months ended June 30, 2022 to $13.7 million during the six months ended June 30, 2023. The overall increase during the six months ended June 30, 2023, was primarily due to the following factors:
•personnel-related expenses increased by $2.3 million, related to an increase in headcount primarily due to building out our commercial strategy and medical affairs team, additional stock option grants to employees, and the expansion of the bonus eligibility pool in the current year;

•pre-commercialization expenses increased by $0.6 million, primarily related to market research expenses related to INBRX-101 and INBRX-109, and other expenses incurred in relation to scientific publications; and
•facility and equipment-related expense increased by $0.3 million, which was primarily attributable to an increase in software subscriptions and IT services.
Other Expense
Interest expense. Interest expense increased by $10.0 million to $15.5 million during the six months ended June 30, 2023 from $5.5 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, we recorded $15.5 million of interest related to interest paid and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had an outstanding principal balance of $200.0 million as of June 30, 2023. During the six months ended June 30, 2022, we recorded $5.5 million of interest related to interest paid and the amortization of debt discounts related to the Amended 2020 Loan Agreement, under which we had an outstanding principal balance of $170.0 million as of June 30, 2022. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 to the condensed consolidated financial statements.
Interest income. During the six months ended June 30, 2023, we earned $4.9 million of interest income and the accretion of discounts on investments in debt securities during the period. During the six months ended June 30, 2022, we earned $0.1 million of interest income.
Liquidity, Capital Resources and Financial Condition
Sources of Liquidity
To date, sources of capital raised to fund our operations have been comprised of the sale of equity securities, borrowings under the loan and security agreements, payments received from commercial partners for licensing rights to our therapeutic candidates under development and grants and proceeds from the sale and issuance of convertible promissory notes.
Through June 30, 2023, proceeds from the sale of equity securities as a public company consisted of $125.9 million in net proceeds from our initial public offering and $167.6 million in net proceeds under our Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent. Under the Sales Agreement, which we entered into in September 2021, we may, from time to time, sell shares of common stock through the Sales Agent with an aggregate offering price of up to $200.0 million, of which we have sold $171.4 million in gross proceeds to date as of June 30, 2023 and December 31, 2022. Sales of our common stock made pursuant to the Sales Agreement have been made under our $400.0 million Shelf Registration on Form S-3ASR, which became automatically effective upon filing on September 3, 2021.
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
Future Funding Requirements
Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, establishing our intellectual property portfolio, developing our commercialization strategy, hiring to support these departments and activities and raising capital to support and expand these activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.
Our net loss for the six months ended June 30, 2023 and June 30, 2022 was $96.0 million and $69.0 million, respectively. As of June 30, 2023, we had an accumulated deficit of $468.3 million and cash and cash equivalents of $192.5 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date these condensed consolidated financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
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
•the valuation of our capital stock; and
•the continuing or future effects of a potential economic downturn, geopolitical events and widespread health events on capital and financial markets.
We do not own or operate manufacturing and testing facilities for the production of any of our therapeutic candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on a limited number of third-party contract manufacturers for all of our required raw materials, antibodies and other biologics for our preclinical research, clinical trials, and if and when applicable, commercial product, and employ internal resources to manage our manufacturing relationships with these third parties.

Commitments
Our material cash requirements from known contractual and other obligations primarily relate to our lease obligations, debt, and services provided by our third party CROs, and CDMOs.
We have two leases for our laboratory and office space, which expire in 2025, with an option to extend the leases for an additional five years. As of June 30, 2023, we have future minimum rental payments under these leases of $4.5 million, of which $2.2 million and $2.3 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 7 to the condensed consolidated financial statements.
Under the Amended 2020 Loan Agreement, we are required to make interest only payments through February 2025, with all principal payments and final fee payments beginning in March 2025, unless the Amended 2020 Loan Agreement is extended an additional twelve months upon a qualified financing event, and continuing through the maturity date of January 2027. As of June 30, 2023, we have a minimum obligation of $265.1 million of long-term debt, including minimum interest and final fee payments, of which $17.7 million and $247.4 million are current and non-current, respectively. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 to the condensed consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $12.9 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of June 30, 2023.
While these contracts are generally cancellable, some may contain specific activities that involve one or more non-cancellable commitments, including minimum purchase commitments, binding annual forecasts and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of June 30, 2023, the non-cancellable portion of these contracts total in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date is approximately $76.5 million. The non-cancellable purchase commitments relate to the purchase of raw materials and future contract manufacturing of drug supply for INBRX-101.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2023	2022
Net cash used in operating activities	$(82,243)	$(53,863)
Net cash used in investing activities	(340)	(439)
Net cash provided by financing activities	1,210	99,386
Net increase (decrease) in cash and cash equivalents	$(81,373)	$45,084
Operating Activities
Net cash used in operating activities was $82.2 million during the six months ended June 30, 2023 and consisted primarily of a net loss of $96.0 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $2.4 million, stock-based compensation expense of $11.9 million, depreciation and amortization of $0.6 million and non-cash lease expense of $0.9 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to an increase in prepaid expenses and other current assets of $4.1 million, offset in part by increases in accrued expenses and other current liabilities of $2.3 million and accounts payable of $0.8 million, primarily due to the timing of payments to our CRO and CDMO partners during the period. Additionally, the operating lease liability decreased by $0.9 million as a result of lease payments made throughout the period.
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
Investing Activities
Net cash used in investing activities was $0.3 million and $0.4 million during the six months ended June 30, 2023 and June 30, 2022, respectively, and was related to capital purchases of laboratory and office equipment.
Financing Activities
Net cash provided by financing activities was $1.2 million during the six months ended June 30, 2023, which consisted of proceeds upon the exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2023.
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

INHIBRX, INC.

Date: August 7, 2023	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 7, 2023	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)