Form 10-Q
period 2023-09-30
Inhibrx, Inc.
filed 2023-11-09
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of October 31, 2023, the registrant had 47,290,666 shares of common stock outstanding.

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
•our ability to continue operations and advance our therapeutic candidates through clinical trials, as well as the ability of our third party manufacturers to provide the required raw materials, antibodies and other biologics for our preclinical research and clinical trials, in light of the current market conditions, labor conditions and geopolitical events;
•our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals; and
•developments relating to our competitors and our industry.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the header “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission, or the SEC, on March 6, 2023, and as updated in our Quarterly Report on Form 10-Q for the three months ended March 31, 2023, filed with the SEC on May 8, 2023. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$337,327	$273,865
Accounts receivable	331	243
Receivables from related parties	—	14
Prepaid expenses and other current assets	25,639	6,371
Total current assets	363,297	280,493
Property and equipment, net	2,864	2,501
Operating right-of-use asset	3,408	4,717
Other non-current assets	3,164	3,164
Total assets	$372,733	$290,875
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,858	$8,326
Accrued expenses	25,902	17,224
Deferred revenue	—	166
Current portion of operating lease liability	2,011	1,860
Total current liabilities	35,771	27,576
Long-term debt, including final payment fee	205,721	202,069
Non-current portion of operating lease liability	1,646	3,173
Total liabilities	243,138	232,818
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of September 30, 2023 and December 31, 2022; no shares issued or outstanding as of September 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 47,290,666 and 43,564,283 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	5	4
Additional paid-in-capital	649,720	430,426
Accumulated deficit	(520,130)	(372,373)
Total stockholders’ equity	129,595	58,057
Total liabilities and stockholders’ equity	$372,733	$290,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Revenue:
License fee revenue	$119	$278	$166	$1,904
Grant revenue	—	—	—	14
Total revenue	119	278	166	1,918
Operating expenses:
Research and development	38,057	24,934	109,549	79,735
General and administrative	7,889	5,347	21,549	15,800
Total operating expenses	45,946	30,281	131,098	95,535
Loss from operations	(45,827)	(30,003)	(130,932)	(93,617)
Other income (expense):
Interest expense	(8,149)	(5,547)	(23,617)	(11,067)
Interest income	2,324	207	7,221	305
Other income (expense), net	(135)	18	(422)	72
Total other expense	(5,960)	(5,322)	(16,818)	(10,690)
Loss before income tax expense	(51,787)	(35,325)	(147,750)	(104,307)
Provision for income taxes	2	—	7	4
Net loss	(51,789)	(35,325)	(147,757)	(104,311)
Net loss per share, basic and diluted	$(1.10)	$(0.90)	$(3.30)	$(2.67)
Weighted-average shares of common stock and pre-funded warrants outstanding, basic and diluted	47,151	39,071	44,803	39,043
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2022	43,564	$4	$430,426	$(372,373)	$58,057
Stock-based compensation expense	—	—	5,636	—	5,636
Issuance of shares upon exercise of stock options	31	—	356	—	356
Net loss	—	—	—	(48,916)	(48,916)
Balance as of March 31, 2023	43,595	$4	$436,418	$(421,289)	$15,133
Stock-based compensation expense	—	—	6,253	—	6,253
Issuance of shares upon exercise of stock options	72	—	854	—	854
Net loss	—	—	—	(47,052)	(47,052)
Balance as of June 30, 2023	43,667	$4	$443,525	$(468,341)	$(24,812)
Stock-based compensation expense	—	—	6,530	—	6,530
Issuance of shares upon exercise of stock options	2	—	21	—	21
Issuance of common stock and pre-funded warrants in private placement, net of issuance costs	3,621	1	199,644	—	199,645
Net loss	—	—	—	(51,789)	(51,789)
Balance as of September 30, 2023	47,290	$5	$649,720	$(520,130)	$129,595

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021	38,991	$4	$279,526	$(227,147)	$52,383
Stock-based compensation expense	—	—	5,108	—	5,108
Issuance of shares upon exercise of stock options	35	—	401	—	401
Issuance of warrants	—	—	712	—	712
Net loss	—	—	—	(31,254)	(31,254)
Balance as of March 31, 2022	39,026	$4	$285,747	$(258,401)	$27,350
Stock-based compensation expense	—	—	5,296	—	5,296
Issuance of shares upon exercise of stock options	15	—	164	—	164
Net loss	—	—	—	(37,732)	(37,732)
Balance as of June 30, 2022	39,041	$4	$291,207	$(296,133)	$(4,922)
Stock-based compensation expense	—	—	4,691	—	4,691
Issuance of shares upon exercise of stock options	45	—	506	—	506
Net loss	—	—	—	(35,325)	(35,325)
Balance as of September 30, 2022	39,086	$4	$296,404	$(331,458)	$(35,050)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Cash flows from operating activities
Net loss	$(147,757)	$(104,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	893	923
Accretion of debt discount and non-cash interest expense	3,652	2,190
Stock-based compensation expense	18,419	15,095
Non-cash lease expense	1,309	1,203
Loss on disposal of fixed assets	3	18
Changes in operating assets and liabilities:
Accounts receivable	(88)	130
Receivables from related parties	14	433
Prepaid expenses and other current assets	(19,268)	(383)
Other non-current assets	—	(1,317)
Accounts payable	(801)	(724)
Accrued expenses	8,678	4,984
Operating lease liability	(1,376)	(1,238)
Deferred revenue, current portion	(166)	(1,594)
Deferred revenue, non-current portion	—	(110)
Net cash used in operating activities	(136,488)	(84,701)
Cash flows from investing activities
Purchase of fixed assets	(1,151)	(419)
Net cash used in investing activities	(1,151)	(419)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants in private placement	200,000	—
Issuance costs associated with issuance of common stock and pre-funded warrants in private placement	(130)	—
Proceeds from the issuance of debt	—	98,871
Payment of fees associated with debt	—	(50)
Proceeds from the exercise of stock options	1,231	1,071
Net cash provided by financing activities	201,101	99,892
Net increase in cash and cash equivalents	63,462	14,772
Cash and cash equivalents at beginning of period	273,865	131,301
Cash and cash equivalents at end of period	$337,327	$146,073

Supplemental schedule of non-cash investing and financing activities
Payable for purchase of fixed assets	$108	$261
Issuance costs associated with the issuance of common stock and pre-funded warrants in private placement in accounts payable	$225	$—
Fair value of warrants issued to lender in conjunction with February 2022 Amendment (as defined in Note 3)	$—	$712

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
Liquidity
As of September 30, 2023, the Company had an accumulated deficit of $520.1 million and cash and cash equivalents of $337.3 million. From its inception and through September 30, 2023, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
In August 2023, the Company received gross proceeds of $200.0 million before deducting $0.4 million of offering expenses payable by the Company in a private placement transaction, or the Private Placement, with certain institutional and other accredited investors, or Purchasers, in which the Company sold and issued 3,621,314 shares of the Company’s common stock and, with respect to certain Purchasers, pre-funded warrants to purchase 6,714,636 shares of the Company’s common stock. See Note 4 for further discussion of this equity offering.
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
Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash held in financial institutions including readily available checking, overnight sweep, and money market accounts, and highly liquid investments in debt securities with an original maturity of three months or less. The Company’s investments in debt securities have consisted of U.S. Treasury Bills, which were recorded at their amortized cost, reflective of the amortization or accretion of premiums or discounts.
As of September 30, 2023, the Company held no investments in debt securities. As of December 31, 2022, the Company held investments in debt securities of $196.3 million.
Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits by the Federal Deposit Insurance Corporation, or FDIC, of up to $250,000. The Company’s cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in operations. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial condition of the depository institutions in which those deposits are held.
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
During the nine months ended September 30, 2023, the Company’s investments in debt securities consisted of U.S. Treasury Bills, which were classified as Level 1 in the fair value hierarchy. Due to the short-term nature of these securities which were classified as cash equivalents, the amortized value approximated fair value and the Company did not remeasure these instruments at fair value. As of September 30, 2023, the Company held no investments in debt securities following their maturity during the three months ended September 30, 2023. The Company’s outstanding debt is classified as Level 2 in the fair value hierarchy. As of September 30, 2023 and December 31, 2022, the Company had no financial instruments measured at fair value on a recurring basis.
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
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the same period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and common stock equivalent outstanding during the same period. The Company excludes common stock equivalents from the calculation of diluted net loss per share when the effect is anti-dilutive.
The weighted average number of common stock used in the basic and diluted net loss per common stock calculations includes the weighted-average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration.
For purposes of the diluted net loss per share calculation, warrants for purchase of common stock, other than pre-funded warrants as discussed above, and stock options are considered to be potentially dilutive securities. Accordingly, for the nine months ended September 30, 2023 and September 30, 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, are as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Outstanding stock options	6,650	5,229	6,269	4,925
Warrants to purchase common stock	47	47	47	40
	6,697	5,276	6,316	4,965
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
2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Clinical drug substance and product manufacturing (1)	$18,405	1,171
Clinical trials (2)	6,015	$4,294
Licenses	578	493
Other outside research and development services (3)	305	232
Other	336	181
Prepaid expense and other current assets	$25,639	$6,371
(1) Relates primarily to the Company’s usage of third-party CDMOs for clinical and development efforts. As of September 30, 2023, the balance includes a prepayment to one of the Company’s CDMO partners for the purchase of $15.2 million in specialized raw materials with no alternative future use. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(2) Relates primarily to the Company’s prepayments to third-party CROs for management of clinical trials and prepayments for drug supply to be used in combination with the Company’s therapeutics. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
(3) Relates to the Company’s usage of third-parties for other research and development efforts. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Machinery and equipment	$8,073	$7,023
Furniture, fixtures, and other	527	524
Leasehold improvements	441	441
Computer software	53	53
Construction in process	159	—
Total property and equipment	9,253	8,041
Less: accumulated depreciation and amortization	(6,389)	(5,540)
Property and equipment, net	$2,864	$2,501
Depreciation and amortization expense totaled $0.3 million for each of the three months ended September 30, 2023 and September 30, 2022, and $0.9 million for each of the nine months ended September 30, 2023 and September 30, 2022 and consisted of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Research and development	$261	$251	$740	$757
General and administrative	43	58	153	166
Total depreciation and amortization expense	$304	$309	$893	$923
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Clinical trials(1)	$7,205	$4,527
Clinical drug substance and product manufacturing(2)	5,339	5,381
Compensation-related	5,032	3,374
Other outside research and development (3)	4,817	1,164
Interest expense	2,253	2,124
Professional fees	919	428
Other	337	226
Accrued expenses	$25,902	$17,224
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
As of July 1, 2023, a LIBOR Transition Event, as defined in the Amended 2020 Loan Agreement, occurred, and pursuant to the Amended 2020 Loan Agreement, Oxford selected a LIBOR Replacement Rate, as defined in the Amended 2020 Loan Agreement, replacing the 30 day U.S. Dollar London InterBank Offered Rate with the 1-Month Chicago Mercantile Exchange term secured overnight financing rate, or 1-Month CME Term SOFR, causing an amendment to the interest rate of the Company’s outstanding loans. No other terms were changed. The Company has elected the optional expedient under ASC Topic 848-20 and therefore deemed the modification to not be substantial.
As of September 30, 2023, the Company had $200.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The outstanding term loans will mature on January 1, 2027, or the Amended Maturity Date, and bear interest at a floating per annum rate equal to the greater of (1) 8.30% or (2) the sum of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10%, and (iii) 8.19%. Under the Amended 2020 Loan Agreement, the repayment schedule provides for interest-only payments through February 1, 2025, followed by 23 months of principal and interest payments. In the event of a qualifying financing event in which the Company raises at least $100.0 million in upfront licensing or partnership proceeds by February 2025, the interest-only period may be extended an additional 12 months through February 1, 2026, which would then be followed by 11 months of equal payments of principal plus interest, beginning on March 1, 2026. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. This final payment of $18.0 million is being accreted over the life of the Amended 2020 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loans in full prior to the Amended Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending upon the timing of the prepayment.

The Company’s outstanding debt balance under the Amended 2020 Loan Agreement consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands).

	AS OF	AS OF
	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Term A	$10,900	$10,900
Term B	21,800	21,800
Term C	43,600	43,600
Term D	43,600	43,600
Term E	32,700	32,700
Term F	32,700	32,700
Term G	32,700	32,700
Less: debt discount	(12,279)	(15,931)
Long-term debt, including debt discount and final payment fee	$205,721	$202,069
As of September 30, 2023, and unless extended in accordance with the terms described above, the Company’s interest-only period will continue through February 2025, with principal payments beginning in March 2025. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF
SEPTEMBER 30, 2023
2025	$86,956
2026	104,348
2027	26,696
Total future minimum payments	218,000
Less: unamortized debt discount	(12,279)
Total debt	$205,721
The Company’s obligations under the Amended 2020 Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets with a positive lien on intellectual property. The Amended 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. Additionally, following the June 2021 Amendment, the Amended 2020 Loan Agreement requires the Company to maintain a minimum cash balance of $20.0 million. As of September 30, 2023, the Company is in compliance with all covenants under the Amended 2020 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the February 2022 Amendment, the Company issued 40,000 warrants to Oxford to purchase shares of the Company’s common stock at an exercise price of $45.00. Upon issuance, the warrants were classified as equity and recorded at their fair value of $0.7 million. See Note 4 for further discussion of these warrants.
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment. During the three months ended September 30, 2023, interest expense was $8.1 million, $1.2 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the three months ended September 30, 2022, interest expense was $5.5 million, $1.0 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the nine months ended September 30, 2023, interest expense was $23.6 million, $3.7 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the nine months ended September

30, 2022, interest expense was $11.1 million, $2.2 million of which related to non-cash amortization of the debt discount and accretion of the final payment.
4. STOCKHOLDERS’ EQUITY
Open Market Sale Agreement
In September 2021, the Company entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. Pursuant to the Sales Agreement, the Company will pay the Sales Agent a commission for its services in acting as an agent in the sale of common stock in an amount equal to 3% of the gross sales price per share sold. During each of the nine months ended September 30, 2023 and September 30, 2022, the Company did not issue any shares under the Sales Agreement.
Securities Purchase Agreement
In August 2023, the Company entered into a Securities Purchase Agreement, or the Purchase Agreement, with the Purchasers, pursuant to which the Company sold and issued 3,621,314 shares of the Company’s common stock for $19.35 per share and, with respect to certain Purchasers, pre-funded warrants to purchase 6,714,636 shares of the Company’s common stock in the Private Placement. The purchase price of the pre-funded warrants was $19.3499 per pre-funded warrant, with an exercise price of $0.0001 per share. The Company received gross proceeds of $200.0 million from the Private Placement, before deducting $0.4 million of offering expenses payable by the Company. The pre-funded warrants are equity-classified and carried at the instruments’ fair value upon issuance. The pre-funded warrants are exercisable upon issuance pursuant to certain beneficial ownership limitations as defined in the Purchase Agreement and will expire when exercised in full. As of September 30, 2023, all pre-funded warrants are still outstanding.
Warrants Issued in Connection with Amended 2020 Loan Agreement
As of September 30, 2023, the following equity-classified warrants were outstanding, in addition to the pre-funded warrants discussed above:

Expiration Date	Shares of Common Stock Issuable Upon Exercise of Warrants	Exercise Price per Share
July 15, 2030	7,354	$17.00
February 18, 2032	40,000	$45.00
The Company’s warrants are equity-classified and carried at the instruments’ fair value upon classification into equity, with no subsequent remeasurements.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Options to purchase common stock issued and outstanding	6,668	5,305
Shares available for future equity grants	437	162
Pre-funded warrants issued and outstanding	6,715	—
Warrants issued and outstanding	47	47
Total common stock reserved for future issuance	13,867	5,514

5. EQUITY COMPENSATION PLAN
Stock Incentive Plan
The Company’s share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of September 30, 2023, an aggregate of 7.8 million shares of common stock were authorized for issuance under the 2017 Plan, of which 0.4 million remain available for issuance.
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
A summary of the Company’s stock option activity under its 2017 Plan for the nine months ended September 30, 2023 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	5,305	$22.95
Granted	1,575	$23.00
Exercised	(105)	$11.72
Forfeited	(107)	$29.04
Outstanding as of September 30, 2023	6,668	$23.04	7.8	$12,290
Vested and exercisable as of September 30, 2023	3,134	$21.19	6.8	$10,480
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 and September 30, 2022 was $1.3 million and $1.4 million, respectively. Aggregate intrinsic value of stock options exercised and outstanding is calculated using the fair value of common stock on the date of exercise and the fair value of common stock as of September 30, 2023, respectively. The total fair value of stock options vested during the nine months ended September 30, 2023 and September 30, 2022 was $19.0 million and $20.7 million, respectively. The Company expects all outstanding stock options to vest.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value, for the nine months ended September 30, 2023 and September 30, 2022 were as follows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Risk-free interest rate	3.76%	2.45%
Expected volatility	84.33%	85.23%
Expected dividend yield	—%	—%
Expected term (in years)	6.08	6.08
Weighted average fair value	$16.89	$17.15

Stock-based compensation expense for stock options consisted of the following (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Research and development	$4,326	$3,545	$12,420	$10,764
General and administrative	2,204	1,146	5,999	4,331
Total stock-based compensation expense	$6,530	$4,691	$18,419	$15,095
As of September 30, 2023, the Company had $58.9 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 2.6 years.
6. LICENSE AND GRANT REVENUES
The following table summarizes the total revenue recorded in the Company’s condensed consolidated statements of operations (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
License fee revenue
Chiesi Farmaceutici S.p.A.	$119	$264	$166	$603
Phylaxis BioScience, LLC	—	14	—	1,101
2seventy bio, Inc.	—	—	—	200
Total license fee revenue	119	278	166	1,904
Grant revenue	—	—	—	14
Total revenue	$119	$278	$166	$1,918
License and Collaboration Agreements
Chiesi
In May 2019, the Company entered into an Option Agreement, as amended by the First Amendment to Option Agreement, dated August 19, 2019, or the Chiesi Option Agreement, with Chiesi Farmaceutici S.p.A., or Chiesi, pursuant to which the Company granted to Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada. Additionally, the Chiesi Option Agreement provided Chiesi with a right of negotiation for INBRX-101 development and commercialization rights in the United States and Canada in the event that the Company engages in discussions with any third parties for such rights during the term of the Chiesi Option Agreement. Under the terms of the Chiesi Option Agreement, the Company received a one-time, non-refundable option initiation payment of $10.0 million in August 2019.
The Company identified one performance obligation as of the effective date of the Chiesi Option Agreement, which was to perform research and development services for Chiesi during the option period. The Company determined that the option to grant a license in the future was not a material right. The $10.0 million upfront payment was allocated to the single performance obligation. Revenue was recognized over time as services were performed during the option period, based on the Company’s effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period.
On July 24, 2023, the Company provided a copy of the European Medicines Agency, or EMA, scientific advice to Chiesi upon receipt, which fulfilled the necessary deliverables to Chiesi and triggered the start of its 60-day option period window. On September 18, 2023, the Company was notified that Chiesi declined to exercise its option.
During the three months ended September 30, 2023 and September 30, 2022, the Company recognized approximately $0.1 million and $0.3 million in revenue related to this agreement, respectively. During the nine months ended September 30, 2023 and September 30, 2022, the Company recognized approximately $0.1 million and $0.6 million in revenue related to this agreement, respectively. As of September 30, 2023, the Company had no deferred revenue remaining related to this agreement. As of December 31, 2022, the Company had $0.1 million of deferred revenue related to this agreement, all of which was classified as current deferred revenue.
Phylaxis
In July 2020, the Company entered into a joint venture with Phylaxis BioScience, LLC, or Phylaxis. In connection with the joint venture, the Company entered into the following agreements: Contribution Agreement, License Agreement, Limited Liability Company Agreement and Master Services Agreement, or collectively, the Phylaxis Agreements, pursuant to which the Company licensed certain intellectual property and know-how to Phylaxis and agreed to provide services to develop certain compounds. To date, the Company has received $5.0 million in connection with the Phylaxis Agreements. The Company also received a 10% equity interest in Phylaxis as consideration for the contribution of the license of the Company’s intellectual property and know-how and is entitled to receive an additional 5% based on the achievement of certain milestones, in addition to a share in a percentage of the profits of Phylaxis under the Phylaxis Agreements. Under the License Agreement, the Company is also entitled to specified development and commercialization milestone payments of up to an aggregate of $225.0 million and $175.0 million, respectively.
During the three and nine months ended September 30, 2023, the Company recognized no revenue related to this performance obligation following its completion in 2022. During the three months ended September 30, 2022, the Company recognized $14,000 of revenue related to this performance obligation. During the nine months ended September 30, 2022, the Company recognized $1.1 million of revenue related to this performance obligation. As of September 30, 2023 and December 31, 2022, there was no deferred revenue remaining related to the Phylaxis Agreements.
2seventy
In June 2020, the Company entered into an Option and License Agreement with bluebird bio, Inc., or bluebird, pursuant to which the Company granted to bluebird exclusive worldwide rights to develop binders and cell therapy products containing single domain antibodies, or sdAbs, directed to specified targets, consisting of two initial programs and up to an additional 8 programs. The Company retains all rights to the specific sdAbs outside of the cell therapy field. In November 2021, bluebird assigned this agreement, or the 2020 2seventy Agreement, to 2seventy bio, Inc., or 2seventy, in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy.
In June 2020, the Company received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and is entitled to an upfront option fee for each additional program, on a program-by-program basis. For each program selected by 2seventy, the Company granted an option in which 2seventy may acquire an exclusive license with respect to all binders and cell therapy products developed under this agreement, which entitles the Company to additional fees upon exercise of the option.
In June 2022, pursuant to the terms regarding the addition of new programs in the 2020 2seventy Agreement, the Company received a $0.2 million upfront option fee related to the selection of a third program and transferred the related know-how and development license. The Company recognized the $0.2 million of revenue at the point in time in which the program was added and the program term began.
During the nine months ended September 30, 2022, the Company recognized $0.2 million of revenue related to this agreement. During the three months ended September 30, 2022, the Company did not recognize any revenue related to this agreement. During the three and nine months ended September 30, 2023, the Company did not recognize any revenue related to this agreement.
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
The operating right-of-use asset and lease liability as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	AS OF	AS OF
	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Operating right-of-use asset	$3,408	$4,717

Operating lease liability
Current	$2,011	$1,860
Non-current	1,646	$3,173
Total operating lease liability	$3,657	$5,033
During each of the three months ended September 30, 2023 and September 30, 2022, the Company recognized operating lease expense of $0.9 million. During the nine months ended September 30, 2023 and September 30, 2022, the Company recognized operating lease expense of $2.6 million and $2.5 million, respectively. During each of the three months ended September 30, 2023 and September 30, 2022, the Company paid $0.5 million in cash for amounts included in the measurement of the operating lease liability. During each of the nine months ended September 30, 2023 and September 30, 2022, the Company paid $1.6 million in cash for amounts included in the measurement of the operating lease liability.
As of September 30, 2023 and December 31, 2022, the Company’s operating lease had a remaining term of 1.8 and 2.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 8.2% as of September 30, 2023 and December 31, 2022.
Future minimum rental commitments for the Company’s operating leases reconciled to the operating lease liability are as follows (in thousands):

AS OF
SEPTEMBER 30, 2023
2023	$555
2024	2,247
2025	1,137
Thereafter	—
Total future minimum lease payments	$3,939
Less: imputed interest	(282)
Present value of operating lease liability	3,657
Less: current portion of operating lease liability	(2,011)
Non-current portion of operating lease liability	$1,646

8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company has several ongoing contracts with CROs for preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. While these contracts are generally cancellable, some may contain specific activities that involve one or more noncancellable commitments, including minimum purchase commitments, binding annual forecasts and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from cost of work performed to date and up to twelve months of future committed manufacturing costs. As of September 30, 2023 and December 31, 2022, the noncancellable portion of these contracts total in aggregate, excluding amounts paid or incurred at each respective date, approximately $52.5 million and $74.8 million, respectively. The noncancellable purchase commitments relate to the purchase of raw materials and future contract manufacturing of drug supply for INBRX-101. During the nine months ended September 30, 2023 and September 30, 2022, the Company incurred $4.3 million and $0.8 million, respectively, of expenses related to its noncancellable purchase agreements.
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
We have multiple programs in various stages of development from discovery to preclinical to clinical. We currently have four programs in ongoing clinical trials. Three of these programs are for the treatment of various cancers, and one for the treatment of Alpha-1 Antitrypsin Deficiency, or AATD, as shown below:

INBRX-101	INBRX-109	INBRX-105	INBRX-106
AAT-Fc fusion protein	Tetravalent DR5 agonist	PD-L1x4-1BB tetravalent conditional agonist	Hexavalent OX40 agonist

Program	Therapeutic Area	Target(s)/Format	STAGE OF DEVELOPMENT
			Preclinical	Phase 1	Phase 2	Phase 3
INBRX-101	Orphan/Respiratory	Neutrophil Elastase AAT-Fusion Protein

INBRX-109*	Oncology	DR5 Tetravalent Agonist

INBRX-105**	Oncology	PD-L1 x 4-1BB Tetravalent Conditional Agonist

INBRX-106**	Oncology	OX40 Hexavalent Agonist

__________________
*    Third party partnership with Chinese biotechnology company, Transcenta Holding, Ltd., or Transcenta, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.
**    Third party partnership with Chinese biotechnology company, Elpiscience Biopharmaceuticals, Inc., or Elpiscience, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.

INBRX-101 is an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy candidate for AATD. In March 2022, the United States Food and Drug Administration, or FDA, granted orphan drug designation for INBRX-101 for the treatment of AATD. In May 2022, we announced topline results from the INBRX-101 Phase 1 clinical trial. We believe the data revealed the potential to achieve normal AAT levels with less frequent dosing than the current standard of care and showed the treatment was well tolerated with no drug-related severe or serious adverse events at doses up to and including 120 mg/kg in single and multi-dose administered intravenously. In April 2023, we initiated ElevAATe, a registration-enabling trial for INBRX-101 for the treatment of patients with emphysema due to AATD. The primary endpoint of the trial is the mean change in the average functional AAT, or fAAT, concentration as measured by anti-neutrophil elastase capacity from baseline to average serum trough fAAT concentration at steady state (Ctrough,ss). The initial read-out from the ElevAATe trial is expected to occur in late 2024 and we intend to submit for regulatory approval once completed. In our end of Phase 1 meeting, the FDA requested additional information to support the correlation between serum AAT levels and the clinical benefit in AATD to further support serum AAT levels as a surrogate endpoint reasonably likely to predict clinical benefit. We are in the process of compiling this data through existing registry, health records and published data and plan to submit those analyses to the FDA as part of the BLA submission. In May 2023, the FDA granted Fast Track designation to INBRX-101 for the treatment of patients with emphysema due to AATD.
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
On November 2, 2023, we announced preliminary efficacy and safety data from the Phase 1 trial of INBRX-109 in combination with Irinotecan, or IRI, and Temozolomide, or TMZ, for the treatment of advanced or metastatic, unresectable Ewing sarcoma. Among the 13 patients evaluable as of the data cut of September 8, 2023, the observed disease control rate was 76.9%, or 10 out of 13 patients as measured by RECISTv1.1, with 7 patients achieving partial responses (53.8%) and 3 patients achieving stable disease (23.1%). Overall, INBRX-109 in combination with IRI/TMZ was well tolerated from a safety perspective.

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

Other Income (Expense)
Interest expense. Interest expense consists of interest on our loans with Oxford Finance LLC, or Oxford.
Interest income. Interest income consists of interest earned on cash and cash equivalents, which include investments held during the period in highly liquid debt securities with original maturities of less than three months from our date of acquisition.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and September 30, 2022
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	($)	(%)
Revenue:
License fee revenue	$119	$278	$(159)	(57)%
Total revenue	119	278	(159)	(57)%
Operating expense:
Research and development	38,057	24,934	13,123	53%
General and administrative	7,889	5,347	2,542	48%
Total operating expense	45,946	30,281	15,665	52%
Loss from operations	(45,827)	(30,003)	(15,824)	53%
Other income (expense)
Interest expense	(8,149)	(5,547)	(2,602)	47%
Interest income	2,324	207	2,117	1,023%
Other income (expense), net	(135)	18	(153)	(850)%
Total other expense	(5,960)	(5,322)	(638)	12%
Provision for income taxes	2	—	2	100%
Net loss	$(51,789)	$(35,325)	$(16,464)	47%
License Fee Revenue
License fee revenue decreased by $0.2 million from $0.3 million during the three months ended September 30, 2022 to $0.1 million during the three months ended September 30, 2023. During the three months ended September 30, 2023 and September 30, 2022, we recognized $0.1 million and $0.3 million, respectively, of license fee revenue related to our option agreement, or the Chiesi Option Agreement, with Chiesi Farmaceutici S.p.A., or Chiesi. Upon Chiesi’s declination of its option, all remaining deferred revenue under this agreement was recognized during the period. Additionally, during the three months ended September 30, 2022, we recognized all remaining deferred revenue related to our agreements with Phylaxis BioScience, LLC, or Phylaxis, for total license fee revenue of approximately $14,000 during the period.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	($)	(%)
External expenses:
Contract manufacturing	$10,475	$5,064	$5,411	107%
Clinical trials	8,906	6,870	2,036	30%
Other external research and development	2,695	1,034	1,661	161%
Internal expenses:
Personnel	12,498	9,052	3,446	38%
Equipment, depreciation, and facility	1,760	1,552	208	13%
Other internal research and development	1,723	1,362	361	27%
Total research and development expenses	$38,057	$24,934	$13,123	53%
Research and development expenses increased by $13.2 million from $24.9 million during the three months ended September 30, 2022 to $38.1 million during the three months ended September 30, 2023. The overall increase was primarily due to the following factors:
•contract manufacturing expense increased by $5.4 million, due to the nature of the development and manufacturing activities performed during the current period at our CDMO and CRO partners supporting our clinical and preclinical therapeutic candidates, which reflect the stage-specific needs of our programs and include early and late stage drug substance clinical manufacturing, analytical development, quality control, or QC, testing and stability studies, as well as drug product development, scale-up, robustness studies and selected biologics license applications, or BLA,-enabling activities;
•clinical trial expense increased by $2.0 million due to costs incurred in the registration-enabling Phase 2 trial for INBRX-101 for the treatment of emphysema due to AATD which we initiated during the current year, as well as the progression of our INBRX-109 registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma. Costs associated with our Phase 1/2 clinical trials for INBRX-105 and INBRX-106 remained consistent in each period;
•personnel-related expense increased by $3.4 million, which was primarily related to an increase in headcount as a result of a significant expansion of our clinical team, as well as the issuance of additional stock options and the expansion of the bonus eligibility pool during the current year;
•facility and equipment-related expense increased by $0.2 million, which was primarily attributable to an increase in software subscriptions to support research and development activities; and
•other research and development expense increased by $2.0 million, which was primarily attributable to an increase in clinical-related consulting expenses, the purchase of lab supplies, and preclinical studies.
G&A Expense
G&A expenses increased by $2.6 million from $5.3 million during the three months ended September 30, 2022 to $7.9 million during the three months ended September 30, 2023. The overall increase during the three months ended September 30, 2023 was primarily due to the following factors:
•personnel-related expenses increased by $1.8 million, primarily attributable to an increase in headcount as we continue to build out our commercial strategy and medical affairs team, as well as increased expense related to additional stock option grants to employees and the expansion of the bonus eligibility pool in the current year;

•pre-commercialization expenses increased by $0.3 million, primarily related to increases in consulting services to support our commercial operations business intelligence strategies and our market research expenses related to INBRX-101 and INBRX-109; and
•professional services-related expense increased by $0.4 million, which was primarily attributable to increases in legal expenses, including those related to intellectual property and other general corporate matters, in addition to increases in accounting services performed during the period as a result of our filing status in the current year.
Other income (expense)
Interest expense. Interest expense increased by $2.6 million from $5.5 million during the three months ended September 30, 2022 to $8.1 million during the three months ended September 30, 2023, all of which relates to interest incurred and the amortization of debt discounts related to the Amended 2020 Loan Agreement. The increase in interest expense is the result of an increase in the outstanding principal balance from $170.0 million as of September 30, 2022 to $200.0 million as of September 30, 2023, as well as an increase in our variable interest rate driven by overall market conditions during the three months ended September 30, 2023. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 to the condensed consolidated financial statements.
Interest income. During the three months ended September 30, 2023, we earned $2.3 million of interest income, of which $1.7 million related to interest earned on our sweep and money market account balances and $0.6 million related to the accretion of discounts on investments in debt securities during the period. During the three months ended September 30, 2022, we earned $0.2 million of interest income. The increase in interest income during the three months ended September 30, 2023 is the result of higher cash and cash equivalent balances, coupled with rising interest rates, generating higher returns.

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	($)	(%)
Revenue:
License fee revenue	$166	$1,904	$(1,738)	(91)%
Grant revenue	—	14	(14)	(100)%
Total revenue	166	1,918	(1,752)	(91)%
Operating expense:
Research and development	109,549	79,735	29,814	37%
General and administrative	21,549	15,800	5,749	36%
Total operating expense	131,098	95,535	35,563	37%
Loss from operations	(130,932)	(93,617)	(37,315)	40%
Other income (expense)
Interest expense	(23,617)	(11,067)	(12,550)	113%
Interest income	7,221	305	6,916	2268%
Other income, net	(422)	72	(494)	(686)%
Total other expense	(16,818)	(10,690)	(6,128)	57%
Provision for income taxes	7	4	3	75%
Net loss	$(147,757)	$(104,311)	$(43,446)	42%
License Fee Revenue
License fee revenue decreased by $1.7 million from $1.9 million during the nine months ended September 30, 2022 to $0.2 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2023 and September 30, 2022, we recognized $0.2 million and $0.6 million, respectively, of license fee revenue related to the Chiesi Option Agreement. Upon Chiesi’s declination of its option, all remaining deferred revenue under this agreement was recognized during the period. Additionally, during the nine months ended September 30, 2022 we recognized license fee revenue of approximately $1.1 million related to our agreements with Phylaxis. Work on the first phase of these agreements was completed and all deferred revenue was recognized during 2022. Accordingly, no revenue was recognized under our agreements with Phylaxis during the nine months ended September 30, 2023. We also recognized $0.2 million of revenue under the 2020 2seventy Agreement following the grant of an exclusive option and development license upon initiation of a third program during the nine months ended September 30, 2022. No revenue was recognized under this agreement with 2seventy during the nine months ended September 30, 2023.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2023	2022	($)	(%)
External expenses:
Clinical trials	$30,473	$21,380	$9,093	43%
Contract manufacturing	25,821	19,016	6,805	36%
Other external research and development	6,996	4,855	2,141	44%
Internal expenses:
Personnel	35,895	26,302	9,593	36%
Equipment, depreciation, and facility	5,294	4,455	839	19%
Other internal research and development	5,070	3,727	1,343	36%
Total research and development expenses	$109,549	$79,735	$29,814	37%

Research and development expenses increased by $29.8 million from $79.7 million during the nine months ended September 30, 2022 to $109.5 million during the nine months ended September 30, 2023. The overall increase was primarily due to the following factors:
•clinical trial expense increased by $9.1 million due to costs incurred upon the initiation of the registration-enabling Phase 2 trial for INBRX-101 for the treatment of emphysema due to AATD, which we initiated during the current year, as well as the progression of our INBRX-109 registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma. Costs associated with our Phase 1/2 clinical trials for INBRX-105 and INBRX-106 remained consistent in each period;
•contract manufacturing expense increased by $6.8 million due to the nature of the development and manufacturing activities performed during the current period at our CDMO and CRO partners supporting our clinical and preclinical therapeutic candidates, which reflect the stage-specific needs of our programs, including early and late stage drug substance clinical manufacturing, analytical development, QC testing, and stability studies, as well as drug product development, scale-up, robustness studies, and selected BLA-enabling activities;
•personnel-related expense increased by $9.6 million, primarily related to an increase in headcount as a result of a significant expansion of our clinical team, as well as the issuance of additional stock options and the expansion of the bonus eligibility pool during the current year;
•facility and equipment-related expense increased by $0.8 million, which was attributable to an increase in software subscriptions to support research and development activities, in addition to increased repairs and maintenance services; and
•other research and development expense increased by $3.5 million, which was primarily attributable to an increase in travel expenses to clinical and vendor sites, clinical-related consulting expenses, the purchase of lab supplies, and preclinical studies.
G&A Expense
G&A expenses increased by $5.7 million from $15.8 million during the nine months ended September 30, 2022 to $21.5 million during the nine months ended September 30, 2023. The overall increase during the nine months ended September 30, 2023, was primarily due to the following factors:

•personnel-related expenses increased by $4.1 million, related to an increase in headcount primarily due to building out our commercial strategy and medical affairs team, additional stock option grants to employees, and the expansion of the bonus eligibility pool in the current year;
•pre-commercialization expenses increased by $0.8 million, primarily related to increases in consulting services to support our commercial operations business intelligence strategies and our market research expenses related to INBRX-101 and INBRX-109; and
•facility and equipment-related expense increased by $0.5 million, which was primarily attributable to an increase in software subscriptions and IT services related to software implementations.
Other Expense
Interest expense. Interest expense increased by $12.5 million from $11.1 million during the nine months ended September 30, 2022 to $23.6 million during the nine months ended September 30, 2023, all of which relates to interest incurred and the amortization of debt discounts related to the Amended 2020 Loan Agreement. The increase in interest expense is the result of an increase in outstanding principal balance from $170.0 million as of September 30, 2022 to $200.0 million as of September 30, 2023 as well as an increase in our variable interest rate driven by overall market conditions during the nine months ended September 30, 2023. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 to the condensed consolidated financial statements.
Interest income. During the nine months ended September 30, 2023, we earned $7.2 million of interest income, of which $2.8 million related to interest earned on our sweep and money market account balances and $4.4 million related to the accretion of discounts on investments in debt securities during the period. During the nine months ended September 30, 2022, we earned $0.3 million of interest income. The increase in interest income during the nine months ended September 30, 2023 is the result of higher cash and cash equivalent balances, coupled with rising interest rates, generating higher returns.

Liquidity, Capital Resources and Financial Condition
Sources of Liquidity
To date, sources of capital raised to fund our operations have been comprised of the sale of equity securities, borrowings under the loan and security agreements for gross proceeds of $200.0 million, payments received from commercial partners for licensing rights to our therapeutic candidates under development, grants, and proceeds from the sale and issuance of convertible promissory notes.
Through September 30, 2023, proceeds from the sale of equity securities as a public company consisted of (i) $136.9 million in gross proceeds from our initial public offering, (ii) $171.4 million in gross proceeds under our Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, and (iii) $200.0 million in gross proceeds from the private placement transaction with certain institutional and other accredited investors, or Purchasers, in which we sold and issued shares of our common stock and, with respect to certain Purchasers, pre-funded warrants to purchase our common stock pursuant to a Securities Purchase Agreement, or the Purchase Agreement. The Purchasers have certain registration rights pursuant to the Purchase Agreement which have been waived until the first business day following December 31, 2023. Sales of our common stock made pursuant to the Sales Agreement have been made under our $400.0 million Shelf Registration on Form S-3ASR, which became automatically effective upon filing on September 3, 2021. As of September 30, 2023, we have used a total of $171.4 million of the $400.0 million under our Shelf Registration, with $228.6 million remaining and available for use.
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

Our net loss for the nine months ended September 30, 2023 and September 30, 2022 was $147.8 million and $104.3 million, respectively. As of September 30, 2023, we had an accumulated deficit of $520.1 million and cash and cash equivalents of $337.3 million. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date these condensed consolidated financial statements are issued. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong and we could deplete our capital resources sooner than we expect.
The process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We expect to continue to incur net losses for the foreseeable future until, if ever, we have an approved product and can successfully commercialize it. We expect our research and development expenses to increase as we continue our development of, and seek marketing approvals for, our therapeutic candidates (especially as we move more candidates into later stages of clinical development), and begin to commercialize any approved products, if ever. At this time, we are preparing to proceed with the commercialization of certain of our product candidates, if ever approved. As a result, we will incur significant pre-commercialization expenses in preparation for launch, the outcome of which is uncertain. Additionally, if approved, we will incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. We also expect additional general and administrative expenses as we hire additional personnel and incur increased accounting, audit, legal, regulatory and compliance, investor and public relations expense to support the Company as we continue to expand.
Until such time we, if ever, can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including strategic licensing and collaborations, strategic transactions, or other similar arrangements and transactions, and from time to time, we engage in discussions with potential acquirers regarding the disposition of one or more of our product candidates. However, there can be no assurance as to the availability or terms upon which such finances or capital might be available in the future. If we are unable to secure adequate additional funding, we will need to reevaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, delay, scale back or eliminate some or all of our development programs, or relinquish rights to our intellectual property on less favorable terms than we would otherwise choose. These actions could materially impact our business, results of operations, financial condition, and prospects.
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
We have two leases for our laboratory and office space, which expire in 2025, with an option to extend the leases for an additional five years. As of September 30, 2023, we have future minimum rental payments under these leases of $3.9 million, of which $2.2 million and $1.7 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 7 to the condensed consolidated financial statements.
Under the Amended 2020 Loan Agreement, we are required to make interest only payments through February 2025, with all principal payments and final fee payments beginning in March 2025 and continuing through the maturity date of January 2027. The interest-only period may be extended an additional twelve months if the Company raises at least $100.0 million in upfront licensing or partnership proceeds by February 2025, upon which principal payments would begin in March 2026. As of September 30, 2023, we have a minimum obligation of $261.8 million of long-term debt, including minimum interest and final fee payments, of which $18.6 million and $243.2 million are current and non-current, respectively. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 to the condensed consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $17.4 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of September 30, 2023.
While these contracts are generally cancellable, some may contain specific activities that involve one or more noncancellable commitments, including minimum purchase commitments, binding annual forecasts and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of September 30, 2023, the noncancellable portion of these contracts total in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date is approximately $52.5 million. The noncancellable purchase commitments relate to the purchase of raw materials and future contract manufacturing of drug supply for INBRX-101.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Net cash used in operating activities	$(136,488)	$(84,701)
Net cash used in investing activities	(1,151)	(419)
Net cash provided by financing activities	201,101	99,892
Net increase in cash and cash equivalents	$63,462	$14,772
Operating Activities
Net cash used in operating activities was $136.5 million during the nine months ended September 30, 2023 and consisted primarily of a net loss of $147.8 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $3.7 million, stock-based compensation expense of $18.4 million, depreciation and amortization of $0.9 million and non-cash lease expense of $1.3 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to an increase in prepaid expenses and other current assets of $19.3 million due to the prepayment of raw materials to one of our CDMO partners during the third quarter of 2023. This was offset in part by increases in accrued expenses and other current liabilities of $8.7 million and an increase in accounts payable of $0.8 million due to the timing of payments to our CRO and CDMO partners during the period. Additionally, the operating lease liability decreased by $1.4 million as a result of lease payments made throughout the period, while deferred revenue decreased by $0.2 million due to the recognition of revenue under the Chiesi Option Agreement upon Chiesi’s declination of its option.
Net cash used in operating activities was $84.7 million during the nine months ended September 30, 2022 and consisted primarily of a net loss of $104.3 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $2.2 million, stock-based compensation expense of $15.1 million, depreciation and amortization of $0.9 million, and non-cash lease expense of $1.2 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to increases in prepaid expenses and other current assets of $0.4 million and accrued expenses and other current liabilities of $5.0 million due to the timing of clinical activity and contract manufacturing work performed by our CDMO partners. These were offset by increases in other non-current assets of $1.3 million relating to deposits paid to one of our CRO partners. Additionally, deferred revenue decreased by $1.7 million upon the recognition of revenue under our option and license agreements, and the operating lease liability decreased by $1.2 million.
Investing Activities
Net cash used in investing activities was $1.2 million and $0.4 million during the nine months ended September 30, 2023 and September 30, 2022, respectively, and was related to capital purchases of laboratory and office equipment.
Financing Activities
Net cash provided by financing activities was $201.1 million during the nine months ended September 30, 2023, which consisted primarily of gross proceeds of $200.0 million from the issuance of our common stock and pre-funded warrants to purchase shares of our common stock in a private placement transaction, offset in part by the payment of $0.1 million of issuance costs associated with this transaction. Additionally, we received approximately $1.2 million of proceeds upon the exercise of stock options.
Net cash provided by financing activities was $99.9 million during the nine months ended September 30, 2022 and consisted primarily of approximately $98.9 million in net proceeds from Oxford under the Amended 2020 Loan Agreement upon draw of the Term D loan in February 2022 and the Term E and Term F loans in June 2022. Additionally, we received approximately $1.1 million of proceeds upon the exercise of stock options.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 6, 2023 the Compensation Committee of our Board of Directors approved and adopted the Company’s Clawback Policy, or the Clawback Policy, which was established in accordance with the listing requirements of the Nasdaq Stock Market LLC. The Clawback Policy provides for the recovery or “clawback” of certain erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement. The Clawback Policy is effective as of October 2, 2023. The foregoing description of the material terms of Clawback Policy is qualified in its entirety by reference to the full text of the Clawback Policy, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
4.1	Form of Pre-Funded Warrant to Purchase Common Stock.		8-K	001-39452	8/29/2023
10.1^	Form of Securities Purchase Agreement.		8-K	001-39452	8/29/2023
10.2	Inhibrx, Inc. Clawback Policy	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
^     Certain schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of the omitted schedules will be furnished to the SEC upon request.
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

INHIBRX, INC.

Date: November 9, 2023	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 9, 2023	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)