Form 10-K
period 2023-12-31
Inhibrx, Inc.
filed 2024-02-28
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.               ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).               Yes  ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $892.9 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Market of $25.96 per share.
As of February 21, 2024, the registrant had 47,392,447 shares of common stock outstanding.

Documents Incorporated By Reference
None.

INHIBRX, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Annual Report of Inhibrx, Inc., or Inhibrx, or the Company (also referred to as “we,” “us,” and “our”) contains forward-looking statements that involve risks and uncertainties. Except as otherwise indicated by the context, references in this Annual Report to “we,” “us” and “our” are to the consolidated business of the Company. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “design,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our ability to complete the Merger (as defined below) and related spin-out transaction (as described below);
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
•our and our third-party partners’ and service providers’ ability to continue operations and advance our therapeutic candidates through clinical trials, as well as the ability of our third party manufacturers to provide the required raw materials, antibodies and other biologics for our preclinical research and clinical trials, in light of the current market conditions or any pandemics, regional conflicts, sanctions, labor conditions, geopolitical events, natural disasters or extreme weather events;
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
Recent Developments
Sale of INBRX-101 to Sanofi
In January 2024, we announced that we entered into a definitive agreement, or the Merger Agreement, with Aventis Inc., or Aventis, a wholly owned indirect subsidiary of Sanofi, whereby Sanofi will indirectly acquire, through Aventis, all the assets and liabilities primarily related to INBRX-101, or the Merger, an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy currently in a registrational trial for the treatment of patients with alpha-1 antitrypsin deficiency, or AATD. Immediately prior to the closing of the Merger, all assets and liabilities not primarily related to INBRX-101 will be spun out into a new publicly traded company, Inhibrx Biosciences, Inc., or New Inhibrx.
Under the terms of the definitive agreements, Aventis will acquire all of our outstanding shares through a merger, and in turn, each of our shareholders will receive: (i) $30.00 per share in cash, (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone and (iii) one SEC-registered, publicly listed, share of New Inhibrx for every four shares of Inhibrx common stock held. In addition, in connection with the transaction, Aventis will (1) assume and retire our outstanding third-party debt with Oxford Finance, LLC, or Oxford, (2) cause New Inhibrx to be funded with $200 million in cash, and (3) retain an equity interest in New Inhibrx of approximately 8%. Subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals, we currently expect the transaction to close during the second quarter of 2024.
Discontinuation of INBRX-105
We have decided to terminate our INBRX-105 program, a tetravalent programmed death-ligand 1, or PD-L1, targeted 4-1BB agonist. During the length of our Phase 1/2 trial, we dosed approximately 150 patients. We initially observed single agent complete and partial responses in non-small cell lung cancer, or NSCLC, and head and neck squamous cell carcinoma, or HNSCC. We also observed partial responses with INBRX-105 in combination with Keytruda® (pembrolizumab). However, after evaluation of the totality of the data from the expansion cohorts, the initial signal was not sufficiently validated to support the continuation of this program. We are in the process of winding down the clinical trial and expect it to be complete within the first half of 2024. Consequently and in conjunction with this decision, Elpiscience Biopharmaceuticals, Inc, or Elpiscience, terminated its rights to commercialize INBRX-105 in greater China.
Current Clinical Pipeline
Our current clinical pipeline includes therapeutic candidates in the following categories:
•INBRX-101, which seeks to maintain the natural function of Alpha-1 antitrypsin, or AAT, in a recombinant format, optimized for less frequent dosing and greater potential therapeutic activity as compared to plasma-derived AAT, or pdAAT; and
•INBRX-109 and INBRX-106, both of which utilize our multivalent formats where the precise valency can be optimized in a target-centric way to mediate what we believe to be the most appropriate agonist function.

INBRX-101	INBRX-109	INBRX-106
AAT-Fc fusion protein	Tetravalent DR5 agonist	Hexavalent OX40 agonist

Program	Therapeutic Area	Target(s)/Format	STAGE OF DEVELOPMENT
			Preclinical	Phase 1	Phase 2	Phase 3
INBRX-101*	Orphan/Respiratory	Neutrophil Elastase Inhibitor AAT-Fusion Protein

INBRX-109**	Oncology	DR5 Tetravalent Agonist

INBRX-106***	Oncology	OX40 Hexavalent Agonist

__________________
*    Subject to potential acquisition by Aventis as described above.
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

Our Leadership Team
We have assembled a team with deep scientific, manufacturing, and clinical experience in discovering and developing protein therapeutics, as well as an accomplished commercial team with the expertise to successfully bring our therapeutic candidates, if approved, to market. Our in-house capabilities span the disciplines of discovery, protein engineering, cell biology, translational research, chemistry, manufacturing and controls, or CMC, clinical development, and commercialization. Members of our team bring experience from multiple organizations including Genentech, Inc., Gilead Sciences, Inc., Merck & Co., Novartis AG, Pfizer Inc., and Roche. Our board of directors is comprised of individuals with proven business and scientific accomplishments and significant operating knowledge of our company.
Our Strategy
Our mission is to discover and develop effective biologic treatments for people with life-threatening conditions and to evolve Inhibrx into a commercial-stage biopharmaceutical company with a differentiated and sustainable product portfolio by focusing on the following:

Rapidly advance and optimize the clinical development of our lead programs.
Each of our clinical programs has key data or milestone events expected in 2024/2025. Since entering the clinic, we have made great strides and believe we have the potential to reach the marketplace as soon as 2026 with our first commercial therapeutic.
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
We have a disciplined strategy to maximize the potential of our therapeutic pipeline in order to bring the greatest value to our shareholders and the most significant impact to patients. We are continuously looking to streamline operations to increase efficiency and to ensure maximum value is achieved with the capital we raise. Additionally, such as with Sanofi, we will enter into strategic partnerships and transactions in instances where we believe partnering will accelerate our development timelines and/or maximize the commercial potential of any approved therapeutic candidate.
Our Pipeline
INBRX-101
INBRX-101 is a precisely engineered recombinant human AAT-Fc fusion protein therapeutic candidate that we are developing for the treatment of patients with AATD. We believe INBRX-101 for AATD has the potential to be dosed monthly, while maintaining patients in the normal range of AAT exposure, which would be a significant improvement for patients currently receiving weekly plasma-derived AAT infusions that do not maintain normal AAT exposure. Through our proprietary engineering capabilities, we were able to overcome the challenges of producing AAT recombinantly and manufacturing at commercial scale. Additionally, we believe there is an opportunity for INBRX-101 to be used as a treatment for Acute graft-versus-host disease. It has the potential for a more sustainable dosing schedule and could provide a superior safety benefit over existing approved therapies coupled with greater efficacy.
In January 2024, we announced that we entered into a definitive agreement with Aventis, a wholly owned indirect subsidiary of Sanofi, whereby Sanofi will, indirectly through Aventis, acquire the INBRX-101 program. Subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals, we expect the transaction to close during the second quarter of 2024.
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
In May 2022, we announced topline results from the Phase 1 trial. Data from this Phase 1 trial included patients with AATD with the ZZ genotype, SZ genotype, and the MZ genotype of the SERPINA1 gene. There were no drug-related severe or serious adverse events, or AEs. Drug-related AEs were predominantly mild with a few moderate events, and all were transient and reversible. No signs of neutralizing anti-drug antibodies were seen. Dose-related increases in maximal and total INBRX-101 exposure occurred across the entirety of the single and multiple ascending dose ranges.
The topline data from the multiple ascending dose cohorts of INBRX-101 at 40, 80 and 120 mg/kg IV every three weeks showed the expected accumulation of functional AAT levels. Based on and assuming the accuracy of the PK modeling, accumulation is expected to continue following subsequent doses and to reach a steady state after a total of approximately five to six consecutive doses, administered every three weeks.
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
In April 2023, we initiated ElevAATe, a registration-enabling trial for INBRX-101 for the treatment of patients with emphysema due to AATD. The primary endpoint of the trial is the mean change in the average functional AAT, or fAAT, concentration as measured by anti-neutrophil elastase capacity from baseline to average serum trough fAAT concentration at steady state (Ctrough,ss). The initial read-out from the ElevAATe trial is expected to occur in mid-2025.
INBRX-109
INBRX-109 is a precisely engineered tetravalent therapeutic candidate targeting death-receptor 5, or DR5, a TNFRSF member, also known as tumor necrosis factor-related apoptosis-inducing ligand, or TRAIL, receptor 2. DR5 activation induces cancer-specific programmed cell death. The valency of INBRX-109 was selected to maximize the therapeutic index. In our Phase 1 clinical trial, we observed signs of single agent activity in serious, life-threatening medical conditions with limited treatment options. We observed signs of activity with INBRX-109 in combination with standard chemotherapies, the trial of which is still ongoing. In June 2021, based on the initial Phase 1 data results observed, we initiated a registration- enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma. Data from the registration-enabling trial in unresectable or metastatic conventional chondrosarcoma is expected during the first half of 2025.
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
Unmet Medical Need
We are currently investigating INBRX-109 in chondrosarcoma, Ewing sarcoma and certain other solid tumor types. These are some of the most aggressive diseases, some of which are also orphan oncology indications that have shown signs of activity in preclinical studies. These indications and many of these cancer subtypes do not respond well to currently approved therapies and represent a significant unmet need.
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

Phase 1 INBRX-109 Trial Design and Status
First in human Phase 1 trial started November 2018
Part 1: Single-Agent Dose Escalation	⇨	Part 2: Single-Agent Dose Expansion		⇨	Part 3: Dose Expansion with Chemotherapy
Completed		Completed			Ongoing
Dose Range: 0.3 to 30 mg/kg N= 20 Result: Maximum tolerated dose not reached		N=20	Colorectal adenocarcinoma		N=10	Mesothelioma with carboplatin or cisplatin

		N=10	Gastric adenocarcinoma		N=10	Mesothelioma with carboplatin and pemetrexed or cisplatin and pemetrexed

		N=20	Malignant pleural mesothelioma
					N=20	Pancreatic adenocarcinoma 2L with fluorouracil and irinotecan (mFOLFIRI)
		N=20	Chondrosarcoma

		N=10	Synovial sarcoma		N=20	Colorectal adenocarcinoma with FOLFIRI

		N=12	IDH1/2-mutant conventional chondrosarcoma		N=20-50	Ewing sarcoma 2-4L with irinotecan and temozolomide

		N=12	Nonconventional chondrosarcoma		N=20	SDH-def solid tumors or GIST with temozolomide

		N=12	Solid tumors, BMI>30

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
Part 2
In September 2019, we commenced single agent dose expansion cohorts, Part 2 is now complete and enrolled 116 patients in single agent dose cohorts in the following tumor types: colorectal and gastric adenocarcinomas, malignant pleural mesothelioma, chondrosarcoma, synovial sarcoma, and solid tumors with BMI>30.
Part 3
In February 2021, we initiated chemotherapy combination cohorts in Part 3 of this trial and will enroll up to 100 patients. We are investigating INBRX-109 in Ewing sarcoma, colorectal cancer cohorts, and SDH-deficient solid tumors, or GIST.
Initial Results from Phase 1 INBRX-109 Ewing
We announced preliminary efficacy and safety data from the Phase 1 trial of INBRX-109 in combination with Irinotecan, or IRI, and Temozolomide, or TMZ, for the treatment of advanced or metastatic, unresectable Ewing sarcoma. Among the 13 patients evaluable as of the data cut of September 8, 2023, the observed disease control rate was 76.9%, or 10 out of 13 patients as measured by RECISTv1.1, with seven patients achieving partial responses (53.8%) and three patients achieving stable disease (23.1%). Overall, INBRX-109 in combination with IRI/TMZ was well- tolerated from a safety perspective. We have expanded recruitment of this cohort as a result of these preliminary findings.
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
In November 2022, we announced efficacy and safety data from the ongoing Phase 1 INBRX-109 expansion cohorts for the treatment of chondrosarcoma. Among the 33 patients evaluable as of November 8, 2022, the observed disease control rate was 87.9%, or 29 out of 33 patients as measured by RECISTv1.1, with two patients achieving partial responses (6.1%) and 27 patients achieving stable disease (81.8%). Disease control was observed in patients with and without IDH1/IDH2 mutations. Of those achieving stable disease, 55.6% had decreases from baseline in tumor size. Clinical benefit was durable, 14 of 33 patients (42.4%) who achieved disease control had a clinical benefit lasting greater than 6 months, and the longest duration of stable disease observed was 20 months. At that time, the median progression-free survival, or PFS, was 7.6 months, and five patients remained on study.
Treatment-related AE, were reported in less than 5% of the patients with the most common being increased alanine aminotransferase, or ALT, increased aspartate aminotransferase, or AST, and increased blood bilirubin and fatigue. There were no grade 4 or 5 events reported among patients with treatment-related AEs.
Phase 2 INBRX-109 Chondrosarcoma
In June 2021, we initiated a registration-enabling Phase 2 trial in this patient population, which will enroll approximately 200 patients in total at 50 different sites worldwide, with progression free survival, or mPFS, as the primary endpoint.

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
In early 2023, the Phase 2 trial was placed on partial clinical hold by the FDA, and we paused patient enrollment in the trial, following the occurrence of a grade 5 hepatotoxicity event and pre-defined stopping rules built into the protocol. The additional insight gained on patients at risk of significant hepatotoxicity led us to believe that elderly patients with fatty liver disease are the at-risk population. We implemented the Hepatic Steatosis Index, or HSI, into the protocol and excluded elderly patients with an HSI score of 36 or higher, which has helped to address the patients at risk of significant hepatotoxicity. The FDA lifted the hold in April 2023 after we amended the trial protocol. We expect to announce data from this trial during the first half of 2025.

Phase 2 Trial Design
Randomized, Blinded, Placebo-controlled, Phase 2 Study of INBRX-109 in Conventional Chondrosarcoma, Grades 2 and 3, Unresectable or Metastatic
Randomization 2:1 Key eligibility criteria: • Conventional chondrosarcoma • Unresectable or metastatic Stratification by line of therapy. Grade and IDH1/2 mutation status
Until progressive disease (PD) or toxicity

Including interim analysis

      • Primary Endpoint:
progression free survival

• Secondary Endpoints:
overall survival, quality of life, overall response rate, duration of response, disease control rate, safety, etc.

	⇨	INBRX-109 N= 134 3 mg/kg every three weeks (Ongoing)	⇨

	⇨	Placebo N= 67 (allows for crossover) 3 mg/kg every three weeks (Ongoing)	⇨

INBRX-106
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

Clinical Data
We initiated a Phase 1/2 clinical trial in December 2019 for INBRX-106. This trial is designed as an open- label, four-part trial in patients with locally advanced or metastatic solid tumors. Primary objectives of the trial are safety and tolerability, and the determination of the MTD and recommended Phase 2 dose of INBRX-106 as a single agent and in combination with Keytruda. Secondary objectives are serum exposure, immunogenicity, as measured by the frequency of anti-drug antibodies, and clinical anti- tumor efficacy per RECIST (version 1.1) and immune RECIST based on response rate, duration of response, disease control rate, progression-free survival and overall survival. Exploratory objectives will include evaluation of potential predictive diagnostic and pharmacodynamic biomarkers.

Phase 1/2 INBRX-106 Study Design
Phase 1/2 Study of Single Agent INBRX-106 and INBRX-106 in Combination with Keytruda in Patients with Locally Advanced or Metastatic Solid Tumors

Part 1: INBRX-106 Single-Agent Dose Escalation	⇨ ⇨	Part 2: INBRX-106 Single-Agent Dose Expansion	⇨ ⇨	Part 3: Dose Escalation with Keytruda	⇨ ⇨	Part 4: Dose Expansion with Keytruda
Complete		Ongoing		Complete		Ongoing
N=20 All-comers		N=52-64 CPI r/r: Basket Dose Regimen #1 Basket Dose Regimen #2 Basket Dose Regimen #3		N=21		N=136 CPI r/r: Basket PDL1+ NSCLC PDL1+ Basket, MMR-def/MSI-high Uveal melanoma
		NSCLC PD-L1+ (TPS≥50%) or TMB high (Ongoing) CPI r/r				NSCLC TMB or PDL1 high (Ongoing) CPI r/r -Dose Regimen #1 [a] -Dose Regimen #2 [b] Basket HNSCC, PDL1 + (CPS≥1) (ongoing) CPI naive
a		Alternating treatment: INBRX-106 0.3 mg/kg followed by Keytruda 400 mg/kg 3 weeks later; Alternates every three weeks
b		Priming: INBRX-106 0.3 mg/kg ⇨ 0.1 mg/kg Q3W + Keytruda

Part 1 of the trial utilized a traditional 3+3 algorithm for single agent dose escalation from 0.0003 mg/kg to 3 mg/kg in twenty patients. INBRX-106 was observed to be generally well tolerated in humans. The most common AEs reported for INBRX-106 were Grade 1 and 2 and notably, cutaneous toxicities, which are common immune-related AEs associated with immune checkpoint inhibitors. These mostly mild or moderate and likely immune-related toxicities were in line with the mechanism of action of this candidate therapeutic. The maximum administered dose was 3 mg/kg and the MTD level was not reached.
Part 2 of the trial, single agent dose expansion, administered INBRX-106 in different dosing schedules to patients with tumor types responsive to checkpoint inhibitors. Part 2 treatment cohorts of this trial were in the following tumor types: NSCLC, melanoma, HNSCC, gastric or gastroesophageal junction adenocarcinoma, renal cell carcinoma, and urothelial (transitional) cell carcinoma. We expanded the enrollment for Part 2 in order to increase the dataset in the single agent cohorts and to enroll additional NSCLC patients. We expect to announce additional data from Part 2 in 2025.
In Parts 3 and 4 of this trial, INBRX-106 is being evaluated in combination with Keytruda, a PD-1 blocking checkpoint inhibitor. KEYTRUDA® is a registered trademark of Merck Sharp & Dohme LLC, a subsidiary of Merck

& Co., Inc., Rahway, NJ, USA. In the all-comer Part 3 of the trial, INBRX-106 was escalated in combination with Keytruda and enrolled patients with locally advanced or metastatic solid tumors. It was observed to be well tolerated, with predominantly mild or moderate immune-related toxicities noted. We observed durable responses across multiple tumor types.
In Part 4, INBRX-106 combination expansion cohorts, we are enrolling patients who are positive for PD-L1 expression, as determined by immunohistochemistry, and possess adequate hematologic and organ function, to qualify for enrollment. Most of these patients will be checkpoint refractory with NSCLC (both TPS>1% and >50%), and a basket of other indications as well as uveal melanoma. The most common AEs observed in this study related to INBRX-106 were infusion-related reaction, fatigue, rash, nausea, pruritus, and diarrhea. Most patients with related treatment emergent adverse events had events that were mild or moderate (Grade 1 or 2) in severity.
We continue to enroll patients with NSCLC and HNSCC in Part 4, both in combination with Keytruda. The initial data observed from 24 NSCLC patients who all had previous checkpoint inhibitor exposure was tumor reduction or stabilization of target lesions in more than half the patients. Of those patients, one complete response and four partial responses were observed. The initial data observed from 14 HNSCC patients, seven of which were checkpoint failures and seven of which were checkpoint naive, was tumor reduction of target lesions in half the patients. Of those patients, two complete responses and five partial responses were observed. We are in the process of expanding these cohorts and expect to initiate at least one additional cohort by mid 2024. We expect to have a more mature dataset during the third quarter of 2025 and plan to provide an update at that time.
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
On February 28, 2018, we entered into a license agreement, or the PD-L1 and 4-1BB License Agreement, with Elpiscience, pursuant to which we granted Elpiscience an exclusive license to our bi-specific therapeutic candidate designed to target PD-L1 and 4-1BB, also referred to as INBRX-105. On April 30, 2018, we entered into a license agreement, or the OX40 License Agreement, with Elpiscience, pursuant to which we granted Elpiscience an exclusive license to our multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. The PD-L1 and 4-1BB License Agreement was terminated in February 2024 in conjunction with our decision to terminate the INBRX-105 program.
Each of the PD-L1 and 4-1BB License Agreement and OX40 License Agreement provided Elpiscience with the right to further advance the respective therapeutic candidate through clinical trials, as well as to manufacture and commercialize these therapeutic candidates in China, Hong Kong, Macau and Taiwan. The PD-L1 and 4-1BB License Agreement and OX40 License Agreement also required us to provide Elpiscience with know-how and materials specific to INBRX-105 and INBRX-106, respectively, including process development and manufacturing data and information necessary to develop INBRX-105 and INBRX-106. Additionally, pursuant to each of the license agreements, Elpiscience granted to us a royalty-free, worldwide, non-exclusive research license to intellectual property created by Elpiscience that incorporates intellectual property we licensed to Elpiscience. In the PD-L1 and 4-1BB License Agreement and OX40 License Agreement, we also agreed to negotiate an agreement to supply Elpiscience with INBRX-105 and INBRX-106, respectively, for their development in China, Hong Kong, Macau and Taiwan.
As payment for the license granted in the PD-L1 and 4-1BB License Agreement, we received a non-refundable upfront payment of $2.5 million and reimbursement of $3.0 million for certain costs we incurred. In December 2018, we received the first milestone payment of $2.0 million under the PD-L1 and 4-1BB License Agreement. Additionally, we received reimbursement for specific supply-related costs in the amounts of $1.7 million under the

PD-L1 and 4-1BB License Agreement. Following its termination, there are no further payments under this agreement.
As payment for the license granted in the OX40 License Agreement, we received a non-refundable fee of $2.5 million, payable in two installments, and reimbursement of $3.4 million for certain toxicology study costs and chemistry, manufacturing and controls costs. Additionally, we received reimbursement for specific supply-related costs in the amounts of $1.5 million under the OX40 License Agreement. We are also eligible to receive specified developmental and commercial milestone payments of up to an aggregate of $100.0 million under the OX40 License Agreement in addition to the right to receive percentage tiered royalties on future product sales with rates in the high single-digits.
Each of the PD-L1 and 4-1BB License Agreement and the OX40 License Agreement contained representations and warranties, insurance, indemnification and confidentiality provisions customary for similar agreements and arrangements. The terms of the PD-L1 and 4-1BB License Agreement and the OX40 License Agreement commenced on February 28, 2018 and April 30, 2018, respectively, and expire on a country-by-country basis upon the full expiration of Elpiscience’s milestone- and royalty-based payment obligations under each license agreement. The royalty obligations expire upon the later of (i) the expiration of the last valid patent claim for the applicable product in the relevant jurisdiction, and (ii) 12 years following that date of the first commercial sale of the applicable product in the relevant jurisdiction. Each license agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) Elpiscience at any time upon 90 days’ written notice to us. The PD-L1 and 4-1BB License Agreement was terminated in February 2024 in conjunction with our decision to terminate the INBRX-105 program. As of December 31, 2023, and based on current plans, the last to expire issued patent (assuming the issuance of a patent based on our pending patent application) previously licensed under the PD-L1 and 4-1BB License Agreement is projected to expire in January 2037 and the last to expire issued patent (assuming the issuance of a patent based on our pending patent application) licensed under the OX40 License Agreement is projected to expire in August 2039, in each case absent any extension of term.
Chiesi Option Agreement
In May 2019, we entered into an Option Agreement with Chiesi Farmaceutici S.p.A., or Chiesi, which was later amended by the First Amendment to Option Agreement, dated August 19, 2019, or the Chiesi Option Agreement, pursuant to which we granted Chiesi an exclusive option to obtain an exclusive license to develop and commercialize INBRX-101 outside of the United States and Canada. Additionally, the Chiesi Option Agreement provided Chiesi with a right of negotiation for INBRX-101 development and commercialization rights in the United States and Canada in the event we engaged in discussions with any third parties for such rights during the term of the Chiesi Option Agreement or, as applicable, the term of a definitive exclusive license agreement between Chiesi and the Company. In August 2019, under the terms of the Chiesi Option Agreement, we received a one-time, non-refundable option initiation payment of $10.0 million. Pursuant to the Chiesi Option Agreement, research and development services would be performed for Chiesi during the option period, which would continue until 60 days following the last-to-occur of (i) the Company’s delivery to Chiesi of the trial phase data for the first Phase I Clinical Trial for INBRX-101 (including the complete clinical study report), (ii) the Company’s delivery to Chiesi of the finalized minutes from the definitive FDA scientific advice meeting conducted following completion of such Phase I Clinical Trial with the use of the full clinical study report if required by the FDA, and (iii) the Company’s delivery to Chiesi of written scientific advice from the EMA following completion of such Phase I Clinical Trial with full use of the clinical study report if required by the EMA.
On July 24, 2023, we received written scientific advice from the EMA which confirmed CT lung densitometry as the established primary regulatory endpoint to support a marketing authorization application in the European Union, or EU, for the treatment of emphysema secondary to AATD. We provided a copy of the EMA scientific advice to Chiesi upon receipt which, as described above, fulfilled the necessary deliverables to Chiesi and triggered the start of its 60-day option period window. On September 18, 2023, Chiesi declined to exercise its option for the ex-North American rights, resulting in the expiration of the Chiesi Option Agreement (upon the lapse of the option period), and with us retaining global rights to develop and commercialize INBRX-101.

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
The Transcenta License Agreement contains representations and warranties, insurance, indemnification and confidentiality provisions customary for similar agreements and arrangements. The term of the Transcenta License Agreement commenced on June 21, 2017, and expires on a country-by-country basis upon the full expiration of Transcenta’s milestone- and royalty-based payment obligations under the Transcenta License Agreement. The royalty payment obligations expire on a product-by-product and country-by-country basis at such time that there is (i) no valid patent claim for the applicable product in the relevant jurisdiction, and (ii) no Generic Product (as defined in this Transcenta License Agreement) of an applicable product available in the relevant jurisdiction. As of December 31, 2023, and based on current plans, the last to expire issued patent (assuming the issuance of a patent based on our pending patent application) licensed under the Transcenta License Agreement is projected to expire in July 2036, absent any extension of term. The Transcenta License Agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) Transcenta at any time upon 90 days’ written notice to us.
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
The term of the Celgene Agreement commenced on July 1, 2013 and expires on a licensed product-by-licensed product and country-by-country basis on the date of expiration of Celgene’s applicable royalty obligations. As of December 31, 2023 and based on our current plans, the last to expire issued patent licensed under the Celgene Agreement is projected to expire in 2033, absent any extension of term. The Celgene Agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, (iii) Celgene at any time upon 30 days’ written notice to us, and (iv) us, upon Celgene’s, or any of its affiliates’, legal challenge to the validity or enforceability of a licensed patent.
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
The 2018 2seventy Agreement contains representations and warranties, indemnification and confidentiality provisions customary for similar agreements and arrangements. The term of the 2018 2seventy Agreement commenced on December 20, 2018, and expires on a product-by-product and country-by-country basis upon the full expiration of 2seventy’s milestone- and royalty-based payment obligations under the 2018 2seventy Agreement. The royalty obligations under the 2018 2seventy Agreement expire on a product-by-product and country-by-country basis on the later of (i) the expiration of the last valid patent claim for the applicable product in the relevant jurisdiction; (ii) the date on which any applicable regulatory, pediatric, orphan drug or data exclusivity, which provides 2seventy with the exclusive right to market the applicable product in the relevant jurisdiction, expires; and (iii) 12 years following that date of the first commercial sale of the applicable product in a country. As of December 31, 2023 and based on current plans, the last to expire issued patent (assuming the issuance of one or more patents based on our pending patent applications) licensed under the 2018 2seventy Agreement is projected to expire in May 2040, absent any extension of term. The 2018 2seventy Agreement may be terminated by (i) either party for the uncured material breach of the other party, (ii) either party for bankruptcy or other insolvency proceedings of the other party, and (iii) 2seventy at any time upon 30 days’ written notice to us.
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
In May 2021, pursuant to the option extension terms in the 2020 2seventy Agreement, bluebird requested to extend the option term for one of the initial programs by an additional six months in exchange for an option extension fee of $0.1 million. In August 2021, pursuant to the option exercise terms in the agreement, bluebird exercised its option to exclusively license one of the initial programs in exchange for an option exercise fee of $2.1 million, the payment of which was received in October 2021. In May 2023, 2seventy declined to exercise its option for one of the two initial programs.
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
To cover our proprietary technologies and our current pipeline of proprietary products and related methods, such as methods of use, we have filed patent applications representing 42 patent families. As of December 31, 2023, our patent estate included 25 issued United States patents, 28 United States pending non-provisional patent applications, 6 United States pending provisional patent applications, 13 pending Patent Cooperation Treaty, or PCT, applications, 233 issued foreign patents and 367 foreign patent applications currently pending in various foreign jurisdictions.
Specifically, we own more than seven patent families with claims directed to various sdAb and/or multivalent therapeutic antibodies including, for example, our INBRX-106 and INBRX-109 therapeutic candidates, and related methods of using the same to treat diseases, e.g., cancer, inflammatory disease, or infectious disease. Patent applications in these families are pending in multiple jurisdictions, including, for example, the United States, Australia, European Patent Organization, Canada, China, Japan, Korea, and Russia; as well as PCT applications and several U.S. provisional applications. Patents in these patent families, if granted, are expected to expire between 2036 and 2043, depending upon their respective filing dates and absent any patent term adjustments or extensions.
We also own three patent families directed to protease inhibitor fusion proteins including, for example, our INBRX-101 therapeutic candidate. Nine United States and 67 foreign patents (Australia, Canada, Mexico, Europe (validated in 37 countries), Hong Kong, India, Israel, Japan, South Korea, Mexico, New Zealand, Russia, and Ukraine) were granted in these families. These patents are expected to expire in 2032 or 2035, absent any patent term extension. Additional patents in these patent families, if granted, are expected to expire in 2032, 2035, or 2043, depending upon their respective filing dates and absent any patent term adjustments or extensions.
Additionally, we own two patent families relating to the Celgene Licensed Intellectual Property that are licensed to Celgene. Two United States and 90 foreign patents (Australia, Chile, Colombia, China, Europe (validated in up to 39 countries), Eurasia (validated in Russia), Hong Kong, Indonesia, Israel, Japan, South Korea, Mexico, Malaysia, Macao, New Zealand, Peru, Philippines, Singapore, South Africa, Ukraine, and Vietnam) have been granted in these families and include claims directed to anti-CD47 monoclonal antibodies and/or methods of using the same to treat cancer. These patents are expected to expire in 2033, absent any patent term extension. Patent applications in these families are pending in multiple jurisdictions, including, for example, the United States, Australia, European Patent Organization, Canada, China, Eurasia, Japan, and South Korea. Additional patents in these patent families, if granted, are expected to expire in 2033, depending upon their respective filing dates and absent any patent term adjustments or extensions.
The following patents (including expected 20-year expiration dates) relate to our fusion protein technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	8,986,688	6/28/2032	Composition and method	WAP DOMAIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	9,914,765	6/28/2032	Composition	WAP DOMAIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Mexico	356433	6/28/2032	Composition and use	WAP DOMAIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	8,980,266	6/28/2032	Composition and method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	9,920,109	4/6/2034	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	10,730,929	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	10,723,785	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	10,400,029	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	11,046,752	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
US	11,827,691	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2012275287	6/28/2032	Composition, method and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2017279724	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2015339507	10/27/2035	Composition, method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2019202904	6/28/2032	Composition, method and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Australia	2021202131	6/28/2032	Composition, method and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Canada	2839619	6/28/2032	Composition, method and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF

Europe (validated in AL, AT, BA, BE, BG, CH, CY, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IS, IT, LI, LT, LU, LV, MC, ME, MK, MT, NL, NO, PL, PT, RO, RS, SE, SK, SM, TR)	2726092	6/28/2032	Use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Hong Kong	1197544	6/28/2032	Use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
India	373030	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
India	366213	10/27/2035	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Israel	230209	6/28/2032	Use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Japan	6674604	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Japan	6737781	10/27/2035	Use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Korea	10-2084944	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Korea	10-2231139	6/28/2032	Composition	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Mexico	356517	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Mexico	381183	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
New Zealand	619023	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
New Zealand	727846	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
New Zealand	744257	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2642310	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2698655	6/28/2032	Method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2728861	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2727452	6/28/2032	Composition and use, method	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Russia	2746550	10/27/2035	Use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Ukraine	124083	6/28/2032	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF
Ukraine	127305	10/27/2035	Composition and use	SERPIN FUSION POLYPEPTIDES AND METHODS OF USE THEREOF

The following patents (including expected 20-year expiration date) relate to our single domain antibody technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	10,526,397	2/24/2036	Composition	NON-IMMUNOGENIC SINGLE DOMAIN ANTIBODIES
AU	2016209247	2/7/2036	Composition	NON-IMMUNOGENIC SINGLE DOMAIN ANTIBODIES
JP	7001474	2/7/2036	Composition	NON-IMMUNOGENIC SINGLE DOMAIN ANTIBODIES
The following patents (including expected 20-year expiration dates) relate to our multivalent therapeutic antibody technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	10,308,720	7/18/2036	Composition	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
US	11,117,973	11/22/2036	Method	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS AND METHODS OF TREATING NEOPLASMS
AU	2,016,291,701	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
CN	ZL201680041274.2	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
EP (Validated in: AL, AT, BE, BG, CH, CY, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IS, IT, LI, LT, LU, LV, MC, MK, MT, NL, NO, PL, PT, RO, RS, SE, SI, SK, SM, TR)	3322734	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
HK	1254433	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
ID	P000075513	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
IL	256772	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
IN	401979	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
JP	6807606	7/18/2036	Composition and method	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
JP	7244938	7/18/2036	Composition and method	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
MX	400419	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
RU	2748620	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
SG	11201800223W	7/18/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS
ZA	2018/00238	7/18/2036		MULTIVALENT AND MULTISPECIFIC DR5-BINDING FUSION PROTEINS

US	10,093,742	7/22/2036	Composition and method	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
US	10,844,129	7/22/2036	Composition and method	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
AU	2,016,297,249	7/22/2036	Composition, method and use	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
NZ	739130	7/22/2036	Composition, method and use	MULTIVALENT AND MULTISPECIFIC GITR-BINDING FUSION PROTEINS
US	11,117,972	5/4/2037	Composition	MULTIVALENT AND MULTISPECIFIC OX40- BINDING FUSION PROTEINS
ID	P000085528	1/11/2037	Composition	MULTIVALENT AND MULTISPECIFIC OX40-BINDING FUSION PROTEINS
IL	260,531	1/11/2037	Composition and use	MULTIVALENT AND MULTISPECIFIC OX40-BINDING FUSION PROTEINS
JP	7,328,761	1/11/2037	Composition and use	MULTIVALENT AND MULTISPECIFIC OX40-BINDING FUSION PROTEINS
RU	2,773,052	7/22/2036	Composition and use	MULTIVALENT AND MULTISPECIFIC OX40- BINDING FUSION PROTEINS
US	11,447,556	2/8/2040	Composition	MULTIVALENT AND MULTISPECIFIC OX40- BINDING FUSION PROTEINS
RU	2,802,070	8/12/2039	Composition, method and use	OX40-BINDING POLYPEPTIDES AND USES THEREOF
US	10,501,551	8/14/2037	Composition and method	MULTIVALENT AND MULTISPECIFIC 41BB-BINDING FUSION PROTEINS
US	11,566,078	2/23/2038	Composition	PDL1-BINDING PROTEINS (AS AMENDED)
AU	2,017,207,742	1/11/2037	Composition and method	MULTIVALENT AND MULTISPECIFIC 41BB-BINDING FUSION PROTEINS
ID	P000089844	1/11/2037	Composition, method and use	MULTIVALENT AND MULTISPECIFIC 41BB-BINDING FUSION PROTEINS
IL	260,530	1/11/2037	Composition and use	MULTIVALENT AND MULTISPECIFIC 41BB-BINDING FUSION PROTEINS
JP	7,022,993	1/11/2037	Composition and method	MULTIVALENT AND MULTISPECIFIC 41BB-BINDING FUSION PROTEINS
RU	2,789,648	1/11/2037	Composition, method and use	MULTIVALENT AND MULTISPECIFIC 41BB-BINDING FUSION PROTEINS
US	11,434,297	12/24/2040	Composition, method and use	CD123-BINDING POLYPEPTIDES AND USES THEREOF
US	11,560,428	12/4/2040	Composition and use	CD33-BINDING POLYPEPTIDES AND USES THEREOF
ID	P000090304	12/4/2040	Composition and use	CD33-BINDING POLYPEPTIDES AND USES THEREOF
JP	7,164,544	4/11/2038	Composition, method and use	MULTISPECIFIC POLYPEPTIDE CONSTRUCTS HAVING CONSTRAINED CD3 BINDING AND METHODS OF USING THE SAME
NZ	758,264	4/11/2038	Composition, method and use	MULTISPECIFIC POLYPEPTIDE CONSTRUCTS HAVING CONSTRAINED CD3 BINDING AND METHODS OF USING THE SAME
The following patents (including expected 20-year expiration dates) relate to our CD47 antibody technologies.

Jurisdiction	Patent Number	Expected Expiration Date	Type	Title
US	9,045,541	2/6/2033	Composition	CD47 ANTIBODIES AND METHODS OF USE THEREOF
US	9,663,575	2/6/2033	Method	CD47 ANTIBODIES AND METHODS OF USE THEREOF

Australia	2013217114	2/6/2033	Composition and method	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Chile	60943	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
China	ZL201380017900.0	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Colombia	14171778	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Costa Rica	4109	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Eurasia (validated in Russia)	34778	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Europe (validated in AL, AT, BA, BE, BG, CH, CY, CZ, DE, DK, EE, ES, FI, FR, GB, GR, HR, HU, IE, IS, IT, LI, LU, LV, MC, ME, MK, MT, NL, NO, PL, PT, RO, RS, SE, SI, SK, SM, TR)	2812443	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Hong Kong	1205195	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Indonesia	IDP00005873	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Israel	233934	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
India	395453	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Japan	6273212	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Korea	10-2100388	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Korea	10-2338833	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Mexico	360772	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Malaysia	MY-169341-A	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
New Zealand	628314	2/6/2033	Composition and use	CD47 ANTIBODIES AND METHODS OF USE THEREOF
Philippines	1/2014/501758	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Singapore	11201404638S	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Ukraine	116772	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
South Africa	201405864	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Vietnam	10028772	2/6/2033		CD47 ANTIBODIES AND METHODS OF USE THEREOF
Australia	2013377886	8/6/2033	Composition, method, and use	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF

Australia	2019200942	8/6/2033	Composition, method, and use	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Chile	CL63005B	2/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
China (also registered in Macao)	ZL201380075409.3	8/6/2033	Composition and use	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Eurasia (validated in Russia)	036963	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Europe (validated in DE, ES, FR, GB, IT)	2953643	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Hong Kong	1218863	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Indonesia	IDP000058855	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Israel	240390	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Israel	274566	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Japan	6726238	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Korea	10-2170196	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Korea	10-2276974	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Macao	J/003573	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Mexico	MX393557	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
New Zealand	710695	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Peru	9897	8/6/2033		NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF

Philippines	12015501729	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Singapore	10201706383X	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
South Africa	2015/05745	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
South Africa	201905292	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
Vietnam	10029478	8/6/2033	NON-PLATELET DEPLETING AND NON-RED BLOOD CELL DEPLETING CD47 ANTIBODIES AND METHODS OF USE THEREOF
We continually assess and refine our intellectual property strategy as we develop new technologies and therapeutic candidates. As our business evolves, we may, among other activities, file additional patent applications in pursuit of our intellectual property strategy, to adapt to competition or to seize potential opportunities.
The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or USPTO. For example, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our therapeutic candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those therapeutic candidates. We intend to seek patent term extensions in any jurisdiction where these are available and where we also have a patent that may be eligible; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
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
•Antibody drug discovery companies that may compete with us in the search for novel therapeutic antibody targets, including Regeneron Pharmaceuticals, Inc., Adimab LLC, Genmab A/S, Macrogenics, Inc., Merus N.V., MorphoSys AG, Numab Therapeutics AG, Amgen, Inc., Xencor Inc., and Zymeworks Inc.; and
•Companies developing therapeutics designed to treat AATD, including CSL Limited, Grifols, S.A., Takeda Pharmaceutical Company Limited, and Mereo BioPharma Group plc.
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
•submission to the FDA of a BLA;
•satisfactory completion of FDA inspections of the manufacturing facility or facilities at which the therapeutic candidate is produced to assess readiness for commercial manufacturing and conformance to the manufacturing-related elements of the application, to conduct a data integrity audit, and to assess compliance with current Good Manufacturing Practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the therapeutic candidate’s identity, strength, quality and purity; and
•FDA review and approval of the BLA.
Preclinical Studies and IND Application
Once a biopharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as potential animal studies. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022 (P.L. 117-328), amended both the FDCA and the Public Health Service Act, or PHSA, to specify that nonclinical testing for drugs and biologics, respectively, may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology based tests (e.g., bioprinting), or in vivo animal tests. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Additional nonclinical testing continues even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a study protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.

Human Clinical Trials in Support of a BLA
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol, and any subsequent material amendment to the protocol, must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must report to the FDA serious and unexpected adverse reactions in a timely manner, such as any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product or therapeutic candidate. An institutional review board, or IRB, must review and approve the protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, monitor the trial until completed and otherwise comply with IRB regulations. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.
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
A pivotal trial is a clinical trial that adequately meets regulatory agency requirements for the evaluation of a product or therapeutic candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal trials are also Phase 3 trials but may be Phase 2 trials if the trial design provides a reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need. Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product or therapeutic candidate has been associated with unexpected serious harm to patients.
Congress also recently amended the FDCA, as part of the Consolidated Appropriations Act for 2023, to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information FDA will expect in such plans, but if the FDA objects to a sponsor’s diversity action plan or otherwise requires significant changes to be made, it could delay initiation of the relevant clinical trial.
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
Disclosure of Clinical Trial Information
Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has brought enforcement actions against clinical trial sponsors that fail to comply with such requirements.
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
Fast Track, Breakthrough Therapy, RTOR, and Priority Review Designations
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

Specific to oncology drug applications, FDA’s Oncology Center of Excellence has developed a program called Real-Time Oncology Review, or RTOR. RTOR facilitates earlier submission of topline results (i.e., efficacy and safety results from clinical studies before the study report is completed) and datasets, after database lock, to support an earlier start to the agency’s review of a marketing application review. The intent of RTOR is to provide FDA reviewers earlier access to data, to identify data quality and potential review issues, and to potentially enable early feedback to the applicant, which can allow for a more streamlined and efficient review process for the product’s BLA. Applicants can apply for review under RTOR when the database for a pivotal trial has been locked and the oncology product is eligible under FDA’s criteria for the program. Eligibility requires (a) clinical evidence indicating that the drug may demonstrate substantial improvement on one or more clinically relevant endpoints over available therapies; (b) the use of straightforward study designs and easily interpreted clinical trial endpoints (e.g., overall survival, response rates); and (c) that no aspect of the BLA is likely to require a longer review time (e.g., requirement for new REMS or input from an advisory committee). In November 2023, the agency finalized guidance for industry on RTOR.
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
Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, Fast Track designation, breakthrough therapy designation, RTOR, and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.
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
Congress periodically considers enacting new incentives or mandates applicable to pediatric drug development, and the regulatory requirements applicable to pediatric drug developers may change in the future. For example, bipartisan legislation introduced in 2023 in the House of Representatives would increase funding for pediatric trials;

mandate that drugs for rare diseases be studied in children; and grant FDA authority to assess penalties against companies that do not complete required pediatric studies.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product or therapeutic reaches the market. Later discovery of previously unknown problems with a product or therapeutic candidate, including AEs of unanticipated severity or frequency, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences of non-compliance include, among other things:
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or the PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. More recently, the Drug Supply Chain Security Act, or the DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period that culminated in November 2023. However, FDA announced a one-year stabilization period, until November 2024, to give entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, the FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a State program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
Regulation Outside of the United States
In addition to regulations in the United States, we will be subject to regulations of other jurisdictions governing any clinical trials and commercial sales and distribution of our therapeutic candidates. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the EU, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
Under EU regulatory systems, a company can consider applying for marketing authorization in several EU member states by submitting its marketing authorization application(s) under a centralized, decentralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. The centralized procedure is compulsory for medicines derived from biotechnology, orphan medicinal products, or those medicines with an active substance not authorized in the EU on or before May 20, 2004 intended to treat acquired immune deficiency syndrome, cancer, neurodegenerative disorders or diabetes and optional for those medicines containing a new active substance not authorized in the EU on or before May 20, 2004, medicines which are highly innovative, or medicines to which the granting of a marketing authorization under the centralized procedure would be in the interest of patients at the EU-level. The decentralized procedure provides for recognition by EU national authorities of a first assessment performed by one of the member states. Under this procedure, an identical application for marketing authorization is submitted simultaneously to the national authorities of several EU member states, one of them being chosen as the “Reference Member State,” and the remaining being the “Concerned Member States.” The Reference Member State must prepare and send drafts of an assessment report, summary of product characteristics and the labelling and package leaflet within 120 days after receipt of a valid marketing authorization application to the Concerned Member States, which must decide within 90 days whether to recognize approval. If any Concerned Member State does not recognize the marketing authorization on the grounds of potential serious risk to public health, the disputed points are eventually referred to the European

Commission, whose decision is binding on all member states. The mutual recognition procedure is similar to the decentralized procedure except that a medicine must have already received a marketing authorization in at least one of the member states, and that member state acts as the Reference Member State.
As in the United States, we may apply for designation of a therapeutic candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made.
Orphan drugs in the EU enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product, the marketing authorization holder is unable to supply sufficient quantity of the medicinal product or the marketing authorization holder has given its consent.
On January 31, 2020, the United Kingdom formally withdrew from the EU, also known as Brexit. The United Kingdom and the EU entered into a trade agreement known as the Trade and Cooperation Agreement, which went into effect on January 1, 2021. As a result of Brexit, United Kingdom licensing decisions were transferred from European Medicines Agency, or EMA, to the Medicines and Healthcare Products Regulatory Agency, or MHRA, the United Kingdom Regulatory Body. For a period of three years following January 1, 2021, the United Kingdom will continue to adopt decisions taken by the European Commission on the approval of new marketing authorizations. However, companies will be required to submit an identical application to the MHRA upon the Medicinal Products for Human Use, or CHMP, positive opinion of the application. The MHRA will then wait for the European Commission decision on approval. More recently, in March 2023, the United Kingdom government and the European Commission reached agreement on a regulatory framework to replace the Northern Ireland Protocol, referred to as the Windsor Framework. The Windsor Framework is expected to apply as of January 1, 2025 and will change the existing system under the Northern Ireland Protocol, including the regulation of pharmaceutical products in the United Kingdom. Specifically, the MHRA will be responsible for approving all medicines intended to be marketed in the United Kingdom (i.e., Great Britain and Northern Ireland), while the EMA will no longer be involved in approving medicines intended for sale in Northern Ireland.
Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime as it applies to medicinal products and the approval of product candidates in the United Kingdom.
Coverage, Pricing and Reimbursement
Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. There may be significant delays in obtaining coverage and reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. It is time consuming and expensive to seek reimbursement from third-party payors. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the U.S. In the U.S., third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but they also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Accordingly, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. A manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare & Medicaid Services, or CMS, will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.
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
Moreover, in some foreign countries, the proposed pricing for a product and therapeutic candidate must be approved before it may be lawfully marketed. The requirements governing therapeutic pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our therapeutic candidates. Historically, therapeutic candidates launched in the EU do not follow price structures of the United States and generally tend to be significantly lower.
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
For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted in March 2010 and has had a significant impact on the health care industry in the U.S. The ACA expanded coverage for the uninsured while at the same time containing overall healthcare costs. It also included the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price, or ASP, to the United States Department of Health and Human Services, or HHS, beginning on January 1, 2022, subject to enforcement via civil money penalties. The American Rescue Plan Act of 2021 also included a provision that eliminated the statutory cap on rebates that drug manufacturers pay to Medicaid. Beginning in January 2024, Medicaid rebates are no longer capped at 100 percent of the quarterly average manufacturer price, or AMP.
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
Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that has led to more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. During the current congressional session, numerous PBM reforms are being considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including therapeutic biological product developers like us.
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
•The federal Health Insurance Portability and Accountability Act of 1996 and its accompanying regulations, or HIPAA, created new federal, civil and criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•Analogous state laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug and therapeutic biologics manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws which require the registration of pharmaceutical sales representatives; and state laws and non-United States laws and regulations (particularly EU laws regarding personal data relating to individuals based in Europe) that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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
HIPAA applies to health plans, healthcare providers who engage in certain standard healthcare transactions electronically, such as electronic billing, and healthcare clearinghouses, all of which are referred to as “covered entities” under HIPAA. State imposed health information privacy and security laws typically apply based on licensure, for example, licensed providers or licensed entities are limited in their ability to use and share health information. State and federal consumer protection laws, including the Federal Trade Commission Act, govern the collection, use disclosure and protection of health and other personal information and could apply to our operations and the operations of our collaborators.
Additionally, all states have enacted legislation protecting the privacy and security of “personal information” such as identifiable financial or health information, social security number and credit card information. These laws overlap and apply simultaneously with federal privacy and security requirements and regulated entities must comply with all of them. The California Consumer Privacy Act, or CCPA, that went into effect January 1, 2020, is one of the most restrictive state privacy laws, protecting a wide variety of personal information and granting significant rights to California residents with respect to their personal information. Regulations under CCPA have been modified several times. While there is currently an exception under CCPA for protected health information that is subject to HIPAA and clinical trial regulations, CCPA still applies to the personal information of employees and may otherwise impact our business. Additionally, an amendment to the CCPA, the California Privacy Rights Act, or CPRA, was approved by California voters in the election of November 3, 2020 and took full effect on January 1, 2023. CPRA modifies CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses stemming from efforts to comply, and additional potential for harm and liability for failure to comply. Among other things, CPRA established a new regulatory authority, the California Privacy Protection Agency, or CPPA, with expanded enforcement authority. The CPPA is currently promulgating additional regulations under the CPRA, which could lead to added uncertainty and operational risks. Other states in the U.S. are considering privacy laws similar to CCPA increasing the regulatory and enforcement risk. In addition to California, several states have similar omnibus privacy laws which took effect in 2023, including Virginia, Colorado, Connecticut, and Utah, that may have operational impacts on our business. In dealing with health information for the development of our technology or for commercial purposes, we will be indirectly affected by HIPAA and state-imposed health information privacy and security laws because these laws regulate the ability of our potential customers and research collaborators to share health information with us. Additionally, we must identify and comply with all applicable state laws for the protection of personal information with respect to employee information or other personal information that the company collects. See Part I, Item 1A “Risk Factors- We face regulation and potential liability related to privacy, data protection and information security which may require significant resources and may adversely affect our business, operations and financial performance.”
In the EU, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of personal and patient data across the healthcare industry became stronger in May 2018. The EU General Data Protection Regulation, or GDPR, applies across the EU and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The GDPR sets out a number of requirements that must be complied with when processing the personal data of such EU based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and are afforded greater protection and require additional compliance obligations. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. We may be subject to GDPR if we undertake operations in the EU, offer products or services to individuals in the EU or monitor the behavior of individuals within the EU.
We could also be subject to evolving EU laws on data export, for transfers of data outside the EU to us, group companies or third parties. The GDPR only permits exports of data outside the EU to jurisdictions that ensure an adequate level of data protection. The United States has not been deemed to offer an adequate level of protection, so in order for us to transfer personal data from the EU to the United States, we must identify a legal basis for data transfer (e.g., the EU Commission approved Standard Contractual Clauses or certification under the recently-adopted EU-US Data Privacy Framework). On July 16, 2020, the Court of Justice of the EU or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (i) calls into question commonly relied upon data transfer mechanisms as between the EU member states and the United States (such as the Standard Contractual Clauses) and (ii) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and future actions of EU data protection authorities are difficult to predict. While the recently-adopted EU-US Data Privacy Framework was meant to address the concerns raised by the CJEU in Schrems II and provide an approved method for cross-border data transfer from the EU to the US, it will likely be subject to future legal challenges and we have not certified to participate in the EU-US Data Privacy Framework.
Where we rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse impact on our reputation and business. Any contractual arrangements requiring the transfer of personal data from the EU to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance.
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
Manufacturing
We do not own or operate manufacturing facilities for the production of any of our therapeutic candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently have relationships with suppliers for the manufacture of supplies for all of our required raw materials, antibodies and other biologics for our preclinical research, clinical trials, and if and when applicable, commercialization. We currently employ internal resources to manage our manufacturing relationships.
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
Employee Profile
As of December 31, 2023, we had 172 employees, 166 of whom were full-time, 137 of whom were engaged in research and development activity, and 78 of which hold advanced degrees, including but not limited to Ph.D., M.D., PharmD, J.D., MBA, and other master’s degrees. None of our employees are represented by a labor union and we believe we maintain good relations with our employees.
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
Employee Conduct & Ethics
Inhibrx adopted and regularly reviews corporate policies, including a Code of Conduct and Ethics and Whistleblower Policy, which apply to all of our employees. All employees complete a mandatory public company training session and are required to abide by, review and confirm compliance to the Company’s Corporate Code of Conduct and Ethics and Whistleblower Policy, as well as our Insider Trading Policy governing trading by Company personnel in the Company’s securities. We have established a Whistleblower reporting hotline to enable our employees to anonymously report any suspected violations of these policies. In addition, the Company requires employees to complete Anti-Harassment Training, with employees who work in a management capacity required to complete additional trainings in Harassment Prevention and Diversity, Equity and Inclusion.
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
•Bonus award plans for all full-time employees;
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
Risks Related to the Proposed Merger and Spin-Off
•The consummation of the Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.
•Failure to complete the Merger could adversely affect the stock price and future business and financial results of the Company.
•While the Merger is pending, the Company will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of the Company.
•Litigation against the Company, Aventis, or the members of their respective boards, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
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
Risks Related to the Development, Clinical Testing and Commercialization of Our Therapeutic Candidates
•Our therapeutic candidates are in various stages of development and may fail or suffer delays that materially and adversely affect their commercial viability. If we, or our collaboration partners, are unable to advance our therapeutic candidates through clinical development, obtain marketing approval and ultimately commercialize our therapeutic candidates, or experience significant delays in doing so, our business will be materially harmed.
•We rely on third parties to conduct a portion of our clinical trials and certain of our nonclinical studies. If these third parties do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development programs could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.
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
Risks Related to the Proposed Merger and Spin-Off
The consummation of the Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.
The Merger is subject to certain customary closing conditions, including: (i) adoption of the Merger Agreement by holders of a majority of the outstanding shares of Company common stock entitled to vote on such matters at the Company’s shareholders meeting and who are present at the shareholders meeting, in person or by proxy; (ii) the expiration, termination or receipt of any approval or clearances applicable to the consummation of the Merger under applicable antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain additional clearances or approvals of certain other governmental bodies applicable to the Merger; (iii) the absence of any law or order prohibiting or making illegal the consummation of the Merger; (iv) effectiveness of the registration statement to be filed with respect to registration of the common stock of New Inhibrx that will be distributed in the spin-off; (v) completion of the spin-off; (vi) subject to certain qualifications, the accuracy of representations and warranties of the Company, Aventis and Art Acquisition Sub, Inc., or Merger Sub, as applicable, under the Merger Agreement and the performance in all material respects by the Company, Aventis and Merger Sub, as applicable, of their obligations under the Merger Agreement; and (vii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement).
The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.
Failure to complete the Merger could adversely affect the stock price and future business and financial results of the Company.
There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed within the expected timeframe or at all, the ongoing business of the Company could be adversely affected and the Company will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following: (i) upon termination of the Merger Agreement under specified circumstances, the Company is required to pay Aventis a termination fee of $54,500,000; (ii) the Company will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes; (iii) under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to the closing of the Merger, which may adversely affect its ability to execute certain of its business strategies; and (iv) the proposed Merger, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company as an independent company.
If the Merger is not completed, these risks could materially affect the business and financial results of the Company and its stock price, including to the extent that the current market price of the Company’s common stock is positively affected by a market assumption that the Merger will be completed.
While the Merger is pending, the Company will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of the Company.
In connection with the pending Merger, some customers, vendors or other third parties of the Company may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with the Company, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of the Company, regardless of whether the Merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, the Company may be unable (without the other party’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause the Company to forego certain opportunities it might otherwise pursue. In addition, the pendency of the Merger may make it more difficult for the Company to effectively retain and incentivize key personnel and may cause distractions from the Company’s strategy and day-to-day operations for its current employees and management.
The Company will incur substantial transaction fees and Merger-related costs in connection with the Merger that could adversely affect the business and operations of the Company if the Merger is not completed.
The Company expects to incur non-recurring transaction fees, which include legal and advisory fees and substantial Merger-related costs associated with completing the Merger, and which could adversely affect the business operations of the Company if the Merger is not completed.
The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire the Company.
The Merger Agreement prohibits the Company from initiating, soliciting, proposing or knowingly encouraging or knowingly facilitating any competing acquisition proposals, subject to certain limited exceptions. The Merger Agreement also contains certain termination rights, including, but not limited to, the right of the Company to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement), subject to and in accordance with the terms and conditions of the Merger Agreement, and provides that, upon termination of the Merger Agreement by the Company to enter into an alternative acquisition agreement with respect to a Superior Proposal, the Company will be required to pay Aventis a termination fee of $54,500,000 in cash. The termination fees and restrictions could discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company’s stockholders than Aventis has offered in the Merger.
Litigation against the Company, Aventis, or the members of their respective boards, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
It is a condition to the Merger that no injunction or other order preventing the consummation of the Merger shall have been issued by any court of competent jurisdiction or other governmental authority of competent jurisdiction and remain in effect. It is possible that lawsuits may be filed by the Company’s stockholders challenging the Merger. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Merger and ongoing business activities, which could adversely affect the operations of the Company.
Uncertainty about the Merger may adversely affect the relationships between the Company and its customers, vendors and employees, whether or not the Merger is completed.
In response to the announcement of the Merger, existing or prospective customers, vendors and other third party relationships of the Company may delay, defer or cease providing goods or services, delay or defer other decisions concerning the Company, refuse to extend credit to the Company, or otherwise seek to change the terms on which they do business with the Company. Any such delays or changes to terms could materially harm the Company’s business.
In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future with the Company. These uncertainties may impair the Company’s ability to retain, recruit or motivate key management and technical, manufacturing, and other personnel.
If the Merger is not consummated by September 22, 2024, unless extended in accordance with the Merger Agreement, either the Company or Aventis may terminate the Merger Agreement, subject to certain exceptions.
Either the Company or Aventis may terminate the Merger Agreement if the Merger has not been consummated by September 22, 2024, subject to certain extensions in the Merger Agreement. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the proximate cause of the failure to consummate the Merger on time. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by September 22, 2024, unless extended, the Company will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.
Risks Related to Our Financial Condition and Need for Additional Capital
We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate product revenue or become profitable, or if we achieve profitability, we may not be able to sustain it.
We are a clinical-stage biopharmaceutical company. To date, we have financed our operations through equity and debt financings, license and milestone revenue and grants. We have incurred significant recurring operating losses since our inception. Our net loss for the year ended December 31, 2023 was $241.4 million. As of December 31, 2023, we had an accumulated deficit of $613.7 million. We expect to incur additional losses in future years as we execute our plan to continue our discovery, research and development activities, including the manufacturing of and ongoing and planned preclinical and clinical development and commercialization of our therapeutic candidates. We are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.
We have devoted substantially all of our financial resources and efforts to developing our therapeutic candidates, identifying potential therapeutic candidates and conducting nonclinical studies and clinical trials. We are still in the development stage for all of our therapeutic candidates, and while we have demonstrated an ability to successfully conduct and complete certain of our clinical trials, we have yet to demonstrate an ability to conduct pivotal clinical trials, obtain marketing approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had more experience developing therapeutic candidates. We previously entered into certain collaboration agreements. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with license partners, to achieve milestones and to successfully complete the development of, obtain the necessary marketing approvals for, and commercialize, our therapeutic candidates. Even if we achieve development or commercial milestones, generate product royalties or generate product sales, we may never achieve or sustain profitability on a quarterly or annual basis. We do not anticipate generating revenue from sales of products for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our and our collaborators’ success in:
•completing clinical trials through all phases of clinical development of our current therapeutic candidates, including INBRX-101, INBRX-109, and INBRX-106;
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
As of December 31, 2023, we had $277.9 million in cash and cash equivalents. We expect our expenses to increase in future years as we execute our plan to continue our discovery, research and development activities, including the ongoing and planned preclinical and clinical development and commercialization of our therapeutic candidates. Identifying potential therapeutic candidates and conducting preclinical testing and clinical trials are time consuming, expensive and uncertain processes that take years to complete, and we, or our collaborators, may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our therapeutic candidates, if approved, may not achieve commercial success.
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
Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our cash needs through a combination of equity and debt financings, strategic collaborations and license and development agreements. We do not have any committed external source of funds and pursuant to the terms of the Merger Agreement, we cannot incur additional indebtedness or issue additional equity prior to the closing of, or other termination of, the Merger. To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Equity and debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures or declaring dividends.
The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants therein, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Additionally, during 2020, 2021, and 2022, we borrowed a total of $200.0 million in seven separate tranches from Oxford under our loan and security agreement and its amendments, which we refer to collectively as the Amended 2020 Loan Agreement, which, as further described below, also has covenants restricting our ability to declare dividends or incur additional indebtedness.
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
Recent and potential future disruptions in access to bank deposits or lending commitments due to bank failure have contributed to increased volatility and could materially and adversely affect our liquidity, our business and financial condition. The closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
Risks Related to the Development, Clinical Testing and Commercialization of Our Therapeutic Candidates
Our therapeutic candidates are in various stages of development and may fail or suffer delays that materially and adversely affect their commercial viability. If we, or our collaborators, are unable to advance our therapeutic candidates through clinical development, obtain marketing approval and ultimately commercialize our therapeutic candidates, or experience significant delays in doing so, our business will be materially harmed.
We are early in our development efforts, with only three therapeutic candidates currently in clinical trials (INBRX-101, INBRX-109, and INBRX-106). We have no products on the market and our ability to achieve and sustain profitability depends on obtaining marketing approvals for and successfully commercializing our therapeutic candidates, either alone or with our collaborators. Before obtaining marketing approval for the commercial distribution of our therapeutic candidates, we, or our collaborators, must conduct extensive nonclinical tests and clinical trials to demonstrate sufficient safety and efficacy of our therapeutic candidates in patients. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. We have previously experienced delays in our clinical trials due to enrollment delays and clinical holds. If we experience additional delays or fail to develop or again terminate development of a therapeutic candidate in our pipeline, we may not have the financial resources to continue development of, or to modify existing or to enter into new license or collaboration for, a therapeutic candidate. Other issues that may again delay or potentially prevent marketing approval of, or our ability to commercialize, our therapeutic candidates, include:
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
The therapeutic candidates we or our collaborators pursue may not demonstrate the necessary safety or efficacy requirements for marketing approval. For instance, we independently decided to cease development of INBRX-105 as we determined, after evaluation of the totality of the data from the expansion cohorts, that the initial signal was not sufficiently validated to support the continuation of the program. Further, a clinical trial may be suspended, partially suspended or terminated by us, our collaborators, the IRBs overseeing such trials, the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold or partial clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations, administrative actions or lack of adequate funding to continue the clinical trial. Clinical holds may be placed prior to a clinical trial even beginning, in order to address potential safety and risk concerns of regulatory authorities, and partial or complete clinical holds can be imposed at any time during a trial. For example, in early 2023, the Phase 2 trial of INBRX-109 was placed on partial clinical hold by the FDA, and we paused patient enrollment in the trial, following the occurrence of a grade 5 hepatotoxicity event and pre-defined stopping rules built into the protocol. The FDA lifted the hold in April 2023 after we amended the trial protocol to include additional screening criteria and to make other changes to address patients who may be at risk of significant hepatotoxicity. Furthermore, while we perform certain similar functions internally, we expect to rely on contract research organizations, or CROs, and clinical trial sites to ensure proper and timely conduct of our clinical trials and while we expect to enter into and have entered into agreements governing those CROs’ committed activities, we have limited influence over their actual performance.
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
Success in preclinical studies and early clinical trials does not ensure that later and pivotal clinical trials will generate the same results, or otherwise provide adequate data to demonstrate the safety and efficacy of a therapeutic candidate. Frequently, therapeutic candidates that have shown promising results in preclinical studies or early clinical trials have subsequently suffered significant setbacks in later or pivotal clinical trials. The initiation of registration-enabling trials for INBRX-106 or for any of our other therapeutic candidates, is and would be predicated on positive Phase 1 trial results and acceptance of our IND amendment by the FDA. Our therapeutic candidates in clinical trials, including INBRX-101, INBRX-109, and INBRX-106, may ultimately fail to show the desired safety and efficacy in clinical trials despite having progressed through preclinical studies and despite any initial observations of single agent activity, stable disease or partial responses. As noted above, we ceased development of INBRX-105 after determining that the initial signal was not sufficiently validated to support the continuation of the program even though we observed certain partial and complete responses. There can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development, including development in registration-enabling trials, of any of our therapeutic candidates. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies or trials, and any of these setbacks in our clinical development could have a material adverse effect on our business and operating results.
Our therapeutic candidates may cause undesirable side effects that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
Undesirable side effects caused by our therapeutic candidates have caused and could again cause us, our collaborators or regulatory authorities, to interrupt, delay or halt clinical trials. These circumstances could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities. Results of our clinical trials or the clinical trials of our collaborators could reveal a high and unacceptable severity of adverse side effects and it is possible that patients enrolled in these clinical trials could respond in unexpected ways. For instance, INBRX-109 and INBRX-106 are therapeutic candidates targeting oncology indications that are clinically evaluated in very sick populations. Certain trial participants, including participants evaluated in our trials for INBRX-105 and INBRX-109, have in the past and others may in the future, experience side effects or serious AEs that could be related to one of our therapeutic candidates. INBRX-101 is a therapeutic candidate focused on AATD, a rare disease with a relatively small patient population. It may be difficult to establish safety and efficacy in these types of patient populations. Further, we intend to develop certain of our therapeutic candidates in combination with one or more cancer therapies. This combination may have additional side effects that were not present in preclinical studies or clinical trials of our therapeutic candidates conducted as a monotherapy or in combination with other cancer therapies. The uncertainty resulting from the use of our therapeutic candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials.
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
In the event that any of our therapeutic candidates receives marketing approval and we, our collaborators or others identify undesirable side effects caused by our product (or potentially other therapeutics with similar mechanisms of action), any of the following AEs could occur:
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
•the securing of, costs related to, and timing issues associated with, manufacturing our therapeutic candidates and, if any of our therapeutic candidates are approved, associated with sales and marketing activities and the commercial manufacture of our therapeutic candidates; and
•circumstances arising from or relating to pandemics, regional conflicts, sanctions, geopolitical events, natural disasters or extreme weather events, including potential effects on the global supply chain, our manufacturers and the availability of raw materials needed for the research and development of our therapeutic candidates.
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
We rely on third parties to conduct portions of our clinical trials and certain of our nonclinical studies. If these third parties do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development programs could be delayed with material and adverse effects on our business, financial condition, results of operations and prospects.
While we expect to continue our current clinical trials and expect to initiate clinical trials in the near term for other therapeutic candidates, we do not independently conduct clinical trials. As such, while we perform certain functions internally, we currently rely on third-party CROs, clinical data management organizations and consultants to help us design, conduct, supervise and monitor clinical trials of our therapeutic candidates. As a result, we will have less control over the timing, quality and other aspects of our clinical trials than we would have had we conducted them on our own. There is a limited number of third party service providers that specialize or have the expertise required to achieve our business objectives. If any of our relationships with these third-party CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative CROs or investigators or to do so on commercially reasonable terms. Further, these investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful or timely in conducting our nonclinical studies or clinical trials. If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy the legal and regulatory requirements for the conduct of nonclinical studies or clinical trials or meet expected deadlines for any reason, our clinical development programs could be delayed and otherwise adversely affected.
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
We are currently party to license agreements with Elpiscience and Transcenta for the development and, if approved, commercialization of INBRX-106 and INBRX-109, respectively. We may in the future enter into additional collaborations with third parties to develop our therapeutic candidates. If these collaborations are not successful, our business could be harmed.
We are currently party to a license agreement with Elpiscience, pursuant to which we granted Elpiscience exclusive licenses for the development and, if approved, commercialization of INBRX-106 in China, Hong Kong, Macau and

Taiwan. We are also party to the Transcenta License Agreement. We may enter into additional collaborations with third parties in the future. Any collaborations that we are party to may pose several risks, including the following:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•as occurred with our trials for INBRX-105, the clinical trials conducted as part of these collaborations may not be successful;
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
We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to develop and manufacture our therapeutic candidates for use in the conduct of our trials or for commercial supply, if our therapeutics are approved. Instead, we rely on, and expect to continue to rely on third-party providers to manufacture the supplies for our preclinical studies and clinical trials. We currently rely on a limited number of third-party contract manufacturers for our required raw materials, antibodies, and other biologics for our preclinical research and clinical trials, as well as for the manufacture of supplies for our therapeutic candidates. To the extent any of our manufacturing partners are unable to fulfill these obligations in a timely manner, our clinical trials may be delayed, and our business may be adversely affected. In general, reliance on third party providers may expose us to more risk than if we were to manufacture our therapeutic candidates ourselves. We do not control the operational processes of the contract manufacturing organizations with whom we contract and are dependent on these third parties for the production of our therapeutic candidates in accordance with relevant regulations (such as cGMP), which include, among other things, quality control and the maintenance of records and documentation.

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
We currently have no sales, marketing or distribution capabilities. While we have marketing and commercialization agreements in place for certain territories with our collaborators, we will still need to expand our own internal sales, marketing and distribution capabilities to commercialize our approved therapeutic candidates, if any, in the United States and other remaining worldwide territories, or will need to enter into collaborations with third parties to perform these services. Any internal effort would be expensive and time-consuming, and we would need to commit significant financial and managerial resources to develop an internal marketing and sales force with technical expertise and the related supporting distribution, administration and compliance capabilities. If we were to rely on additional third parties with these capabilities to market our future therapeutics or were to decide to co-promote products with any of our current or future collaborators, we would need to establish and maintain or revise existing marketing and distribution arrangements with these partners, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. Any revenue we receive in connection with third-party license, marketing or distribution arrangements, and license agreements with our licensing partners in China, will depend upon the efforts of these third parties, and there can be no assurance these third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially and adversely affected.
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
•prevalence and severity of AEs or publicity;
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
•Antibody drug discovery companies that may compete with us in the search for novel therapeutic antibody targets, including Regeneron Pharmaceuticals, Inc., Adimab LLC, Genmab A/S, Macrogenics, Inc., Merus N.V., MorphoSys AG, Numab Therapeutics AG, Amgen, Inc., Xencor Inc., and Zymeworks Inc.; and
•Companies developing therapeutics designed to treat AATD, including CSL Limited, Grifols, S.A., Takeda Pharmaceutical Company Limited, and Mereo BioPharma Group plc.
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
Certain of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. As noted in Item 3 of this Annual Report, we and Dr. Eckelman are party to litigation asserting claims against us for misappropriation of trade secrets related to Dr. Eckelman’s service as an expert witness. If we fail in defending against these and any other such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
Our insurance may not provide adequate levels of coverage against claims which may adversely affect our financial condition.
We maintain insurance that we believe is adequate for businesses of our size and type. However, there are types of losses that we believe are not economically reasonable to insure or that cannot be insured against. For instance, because directors and officers, or D&O, liability insurance has become cost prohibitive with high retentions providing minimal coverage, we have not renewed our D&O policy.
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
As we expand our development and regulatory capabilities, we may encounter difficulties in managing our growth, which could disrupt our operations.
We may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development and regulatory affairs, as well as sales and marketing to the extent any of our therapeutic candidates approach receipt of marketing authorization. To manage our future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
Any of the internal computer systems belonging to us or our third-party service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failure. Any system failure, accident or security breach that causes interruptions in our own or in third-party service vendors’ operations could result in a material disruption of our development programs. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our or our partners’ or collaborators’ marketing approval efforts and significantly increase our costs in order to recover or reproduce the lost data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability, our development programs, reputation and competitive position may be adversely affected and the further development of our therapeutic candidates may be delayed. Furthermore, we may incur additional costs to remedy the damage caused by these disruptions or security breaches.
Cybersecurity breaches could expose us to material liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.
We maintain sensitive company data on our computer networks and third-party cloud services, including our intellectual property and proprietary business information. We face a number of threats to our networks from unauthorized access, accidental acts or omissions that expose vulnerabilities, security breaches and other system disruptions. Our third-party partners, including CROs and providers of data hosting or cloud services, as well as suppliers, distributors, alliances, and other third-party service providers, face similar risks, which could affect us directly or indirectly.
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

Cyber-attacks are increasing in their frequency, sophistication and intensity, and are becoming increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. In addition, our increased use of cloud technologies could heighten these and other operational risks, and any failure by cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or propriety information.
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
Our current operations are concentrated in one location, and we or the third parties upon whom we depend on may be adversely affected by earthquakes, medical epidemics or pandemics, or other natural disasters.
Our current operations are located in our facilities in La Jolla, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics or pandemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that results in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our therapeutic candidates or interruption of our business operations. Earthquakes, medical epidemics or pandemics or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. Certain of these natural disasters, including fires and severe weather events may be exacerbated by the effects of climate change. If a natural disaster, pandemic power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or if similar events occurred elsewhere effecting the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material and adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Changes in either the patent laws or interpretation of the patent laws in the United States and other jurisdictions in which we file patent applications could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For example, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. In contrast, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, assuming that other requirements for patentability were met. Furthermore, United States patent law under the America Invents Act allows for post issuance challenges to United States patents, including ex parte reexaminations, inter parte reviews and post grant oppositions. If our United States patents are challenged using such procedures, we may not prevail, possibly resulting in altered or diminished claim scope or loss of patent rights altogether. Similarly, some countries, notably members of the EU, also have post grant opposition proceedings that can result in changes in scope and/or cancellation of patent claims.
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
As another example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system was launched on June 1, 2023, which significantly impacted European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications now have the option, upon grant of a patent, of becoming a Unitary Patent which are subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
The USPTO, the European Patent Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. For example, periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO, the European Patent Office and foreign patent agencies in several stages over the lifetime of the patent. Some jurisdictions also require payment of annuity fees during pendency of a patent application. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors or collaboration partners fail to maintain the patents and patent applications covering our therapeutic candidates, our competitors might better be able to enter the market, which would have an adverse effect on our business.
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
Depending upon the timing, duration and conditions of FDA marketing approval of our therapeutic candidates, one or more of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, and similar legislation in the EU. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. The patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner than we expect. Also, the scope of our right to exclude during any patent term extension period may be limited or may not cover a competitor’s product or product use. As a result, our revenue from applicable therapeutic candidates, if approved, could be reduced, possibly materially.
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
To augment our U.S.-centric clinical strategy, we have formed partnerships in China designed to provide access patient populations for clinical trials not readily available in the United States and to facilitate rapid patient enrollment with the goal of generating more robust early clinical data from patients in China. We may in the future pursue partnerships to conduct other clinical trials outside of the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. For example, in February 2022, the FDA publicly rebuked an oncology product sponsor for submitting a marketing application with Phase III clinical data solely from China and since that time, it has declined to approve other applications that contained primarily China-generated clinical data. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, any foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction, including any trials conducted in China.
Our partnerships in China subject us to risks and uncertainties relating to the laws and regulations of China and the changes in relations between the United States and China.
Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our partnerships in China. China’s system of laws can be unpredictable, especially with respect to foreign investment and foreign trade. The United States government has called for substantial changes to foreign trade policy with China and has raised, and has proposed to further raise in the future, tariffs on several Chinese goods. China has retaliated with increased tariffs on United States goods. Moreover, China’s legislature has adopted a national security law to substantially change the way Hong Kong has been governed since the territory was handed over by the United Kingdom to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limit the civil liberties of residents of Hong Kong and could restrict the ability of businesses in Hong Kong to continue to conduct business or to continue to with business as previously conducted. The U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China. The U.S. State Department previously enacted sanctions related to China’s governing of Hong Kong, and the United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. Any further changes in United States trade policy could trigger retaliatory actions by affected countries, including China, resulting in trade wars. For example, the Uyghur Forced Labor Prevention Act bans imports from China’s Xinjiang Uyghur Autonomous Region unless it can be shown that the goods were not produced using forced labor and this legislation may have an adverse effect on global supply chains which could adversely impact our business and results of operations. Additionally, the biopharmaceutical industry in particular in China is strictly regulated by the Chinese government. Changes to Chinese regulations affecting biopharmaceutical companies are also unpredictable. Any regulatory changes and changes in United States and China relations may have a material adverse effect on our partnerships in China which could materially harm our business and financial condition.
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
A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Additionally, the IRA authorized CMS to negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition starting in payment year 2026, and to negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA’s impact on the biopharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

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
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme

Court held unanimously that federal law does not preempt the states’ ability to regulate PBMs and other members of the health care and pharmaceutical supply chain, an important decision that has led to more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. During the current congressional session, numerous PBM reforms are being considered in both the Senate and the House of Representatives; they include diverse legislative proposals such as eliminating rebates; divorcing service fees from the price of a drug, discount, or rebate; prohibiting spread pricing; limiting administrative fees; requiring PBMs to report formulary placement rationale; promoting transparency. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire biopharmaceutical supply chain and the business of other stakeholders, including therapeutic biological product developers like us.
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
In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our current or any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Our future products, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, an adequate level of reimbursement might not be available for such products and third-party payors’ reimbursement policies might adversely affect our ability to sell any future products profitably.
Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for biologic therapeutics, and FDA’s statutory authorities are periodically amended by Congress. For example, as part of the Consolidated Appropriations Act for 2023, Congress provided FDA additional authorities related to the accelerated approval pathway for human drugs and biologics. Under these amendments to the FDCA, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The amendments also give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our therapeutic candidates, if any, may be. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-approval testing and other requirements.
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
We received orphan drug status for INBRX-109 for the treatment of patients with metastatic or unresectable chondrosarcoma and for INBRX-101 for the treatment of patients with AATD. We may seek orphan drug status for additional therapeutic candidates, but the FDA may not grant any such request. Even with orphan drug status, exclusive marketing rights in the United States may be limited if we seek FDA marketing approval for an indication broader than the therapeutic candidate’s orphan designated indication. Additionally, any therapeutic candidate that initially receives orphan drug status designation, may lose such designation if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, others may obtain orphan drug status and then achieve marketing approval and exclusivity before us for products addressing the same diseases or conditions as products we are developing, thus limiting our ability to compete in the markets addressing such diseases or conditions for a significant period of time.
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
In October 2022, we announced that, based on discussions with the FDA, there is potential to pursue an accelerated approval for INBRX-101 in patients with emphysema due to AATD using AAT serum levels as the surrogate endpoint.
Under the accelerated approval provisions in the FDCA and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product or therapeutic designed to treat a serious or life-threatening condition that demonstrates an effect on a surrogate endpoint, or intermediate clinical endpoint, that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than IMM, or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on IMM that is reasonably likely to predict an effect on irreversible morbidity, mortality, or other clinical benefit.
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
Even if we are successful in achieving marketing approval to commercialize a therapeutic candidate ahead of our competitors, our future therapeutic candidates may face direct competition from biosimilar products. In the United States, our therapeutic candidates are regulated by the FDA as biological products, and we intend to seek approval for these therapeutic candidates pursuant to the BLA pathway. The BPCIA created an abbreviated pathway for the FDA approval of biosimilar biological products based on a previously licensed innovator, or reference, biological product. Under the BPCIA, an application for a biosimilar biological product cannot be approved by the FDA until 12 years after the original reference biological product was approved under a BLA.
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
We face regulation and potential liability related to privacy, data protection and information security which may require significant resources and may adversely affect our business, operations and financial performance.
The regulatory environment surrounding information security, data collection and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations, including in Europe and China, governing the protection of personal and confidential information of our clinical subjects, clinical investigators, employees and vendors/business contacts, including in relation to medical records, credit card data and financial information. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and CCPA), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators, and the privacy regulatory area is in constant flux. The state of California, for example, has adopted the CCPA, which went into effect beginning in January 2020. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for residents of the State of California, imposing special rules on the collection of personal information from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While there is currently an exception under CCPA for protected health information that is subject to HIPAA and clinical trial regulations, CCPA still applies to the personal information of employees and may otherwise impact our business. In November of 2020, California voters approved the CPRA, which took full effect on January 1, 2023. The CPRA amends the CCPA significantly, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply, and additional harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, or CPPA, which has expanded enforcement authority. Further, the CPPA has introduced significant draft regulations under the CPRA which could have operational effects on our business and further uncertainty with respect to enforcement. Comprehensive privacy laws similar to the CCPA in Virginia, Colorado, Connecticut, and Utah all took effect in 2023, and laws in Montana, Oregon and Texas will take effect in 2024, increasing the regulatory compliance risk. Like the GDPR, many of these state laws categorize medical or health data, genetic data, and biometric data that can be used to identify a natural person as “sensitive data” and the processing or collection of such will require additional compliance obligations.
In the EU, the GDPR, which came into effect on May 25, 2018, could increase our burden of regulatory compliance. The GDPR implements more stringent operational requirements for processors and controllers of personal data, including, for example, requiring expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, and higher standards for data controllers to demonstrate that they have obtained either valid consent or have another legal basis in place to justify their data processing activities. The GDPR further provides that EU member states may make their own additional laws and regulations in relation to certain data processing activities, which could further limit our ability to use and share personal data and could require localized changes to our operating model. Under the GDPR, fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, may be assessed for noncompliance, which significantly increases our potential financial exposure for non-compliance.
We will be subject to the GDPR where we have a EU presence or “establishment” (e.g. EU based subsidiary or operations), when conducting clinical trials with EU based data subjects (whether the trials are conducted directly by us or through a clinical vendor or partner) or offering approved products or services (if relevant) to EU based data subjects (regardless of whether involving our EU based subsidiary or operations).
The GDPR sets out a number of requirements that must be complied with when processing the personal data of such EU based data subjects including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g. access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the GDPR and afford greater protection and require additional compliance obligations. Further, EU member states have a broad right to impose additional conditions—including restrictions—on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). As the EU states continue to reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant EU member states’ laws and regulations, including where permitted derogations from the GDPR are introduced.
We will also be subject to evolving EU laws on data export, where we transfer data outside the EU to group companies or third parties. The GDPR only permits exports of data outside the EU where there is a suitable data transfer solution in place to safeguard personal data (e.g. the EU Commission approved Standard Contractual Clauses or the recently-adopted EU-US Data Privacy Framework). On July 16, 2020, the Court of Justice of the EU or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (i) calls into question certain data transfer mechanisms as between the EU member states and the U.S. (such as the Standard Contractual Clauses) and (ii) invalidates the EU-U.S. Privacy Shield on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the U.S. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess the impact of U.S. national security laws on their business and future actions of EU data protection authorities are difficult to predict. While the recently-adopted EU-US Data Privacy Framework was meant to address the concerns raised by the CJEU in Schrems II, it will likely be subject to future legal challenges. Further, the EU-US Data Privacy Framework is only available to companies who have completed a self-certification and application. We have not self-certified to the EU-US Data Privacy Framework, and consequently, there is some risk of any of our data transfers from the EU being halted by one or more EU member states.
Where we rely on third parties to carry out a number of services for us, including processing personal data on our behalf, we are required under GDPR and the U.S. state privacy laws to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse impact on our reputation and business. Any contractual arrangements requiring the transfer of personal data from the EU to us in the United States requires greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance.
Our partnerships in China and our CRO relationships in Hong Kong may expose us to new and stringent Chinese data security laws. The Data Security Law of the People’s Republic of China, or the PRC Data Security Law, took effect on September 1, 2021. The PRC Data Security Law requires data processing, which includes the collection, storage, use, processing, transmission, provision and publication of data, to be conducted in a legitimate and proper manner. Moreover, the PRC Data Security Law provides a national security review procedure for those data processing activities which affect or may affect national security and imposes export restrictions on certain data and information. In addition, the PRC Data Security Law also provides that any organization or individual within the territory of the PRC shall not provide any foreign judicial body and law enforcement body with any data stored in the territory of the PRC without the approval of the competent PRC governmental authorities. Also in China, the Personal Information Protection Law, which took effect on November 1, 2021, introduced stringent protection requirements for processing personal information. We may be required to make further significant adjustments to our business practices to comply with data security and personal information protection laws in China.
In recent years, U.S. and European lawmakers and regulators have expressed concern over electronic marketing. In the EU, marketing is defined broadly to include any promotional material and the rules specifically on e-marketing are currently set out in the ePrivacy Directive which will be replaced by a new ePrivacy Regulation. While the ePrivacy Regulation was originally intended to be adopted on May 25, 2018 (alongside the GDPR), it is still going through the European legislative process. Once the regulation is adopted, there will be a two-year implementation period. The current draft of the ePrivacy Regulation imposes strict opt-in e-marketing rules with limited exceptions to business to business communications and significantly increases fining powers to the same levels as GDPR (see above). In the U.S., the state privacy laws in California, Virginia, Colorado, Connecticut, and Utah include provisions regulating certain types of behavioral marketing and require companies to analyze online marketing and, in some cases, require opt-out mechanisms, increasing operational expenses and risk. The Federal Trade Commission has also issued a notice of proposed rulemaking with respect to online marketing and data collection.
We may find it necessary or desirable to join self-regulatory bodies or other privacy-related organizations, particularly relating to biopharmacy and/or scientific research that may require compliance with their rules pertaining to privacy and data security.
The introduction of the GDPR, and any resultant changes in EU member states’ national laws and regulations and the ePrivacy Regulation, will increase our compliance obligations and will necessitate the review and implementation of policies and processes relating to our collection and use of data. This increase in compliance obligations could also lead to an increase in compliance costs which may have an adverse impact on our business, financial condition or results of operations.
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
Our ability to utilize our net operating loss, or NOL, carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Under Sections 382 and 383 of the Internal Revenue Code, as amended, or IRC, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. We are in the process of completing a formal study to assess whether an ownership change for purposes of Section 382 or 383 has occurred and, pending finalization, have not identified any ownership changes to date through December 31, 2023. However, we may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control), including as a result of the Merger. Corresponding rules may apply under state tax laws. Even if there is no limitation on utilization of our NOL carryforwards as the result of an ownership change, the utilization of NOL carryforwards originating from a loss incurred in a year after 2017 is limited and may reduce taxable income in any post-2020 year by no more than 80% of the pre-NOL taxable income in such year. If we earn taxable income in a future year, such limitations on utilization of NOL carryforwards could result in increased future tax liability to us and our future cash flows could be adversely affected.
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
•geopolitical events, such as global conflicts or hostilities;
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
•manufacturing disputes or delays;
•any future sales of our common stock, including the exercise of warrants, or other securities;
•any change to the composition of the board of directors or key personnel;
•expiration of contractual lock-up agreements with our executive officers, directors and security holders;
•general economic conditions and slow or negative growth of our markets;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•announcement or expectation of additional debt or equity financing efforts; and
•circumstances and market conditions relating to pandemics and natural disasters.
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
As of December 31, 2023, our executive officers, directors and holders of more than 5% of our capital stock beneficially owned approximately 61% of our shares of common stock outstanding. Accordingly, this group of stockholders will continue to have significant control over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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
As of December 31, 2023, we had 47,369,511 shares of common stock outstanding. In order to raise additional capital, we may sell shares of common stock under our Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, under which we may, from time to time, sell shares of common stock having an aggregate offering price of up to $200.0 million through the Sales Agent. As of December 31, 2023, shares of common stock with an aggregate offering price of $171.4 million have been sold through our Sales Agent pursuant to the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement will be made under our $400.0 million Shelf Registration on Form S-3ASR, which became automatically effective upon filing on September 3, 2021. As of the date of this Annual Report, our employees and members of our board of directors hold approximately 3.5 million vested and in-the-money options to acquire shares of our common stock. These shares are registered pursuant to our previously filed registration statements on Form S-8 and are generally freely-tradeable. Future sales of substantial amounts of our common stock in the public market, including sales by our directors, employees, or other significant holders, shares issued upon exercise of then outstanding options or warrants, or the perception that such sales may occur, could adversely affect the market price of our common stock and cause significant dilution to our existing stockholders.
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
Except as may occur in connection with the Merger and spin-out transaction, we do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.
Except as may occur in connection with the Merger and spin-out transaction, we currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. The Amended 2020 Loan Agreement requires, and future debt financing agreements may require us to have the lender’s permission before declaring dividends on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial statements and other public reporting, which would harm our business and the trading price of our common stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, our management will be required to report upon the effectiveness of our internal control over financial reporting.
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
Effective December 31, 2023, we became a “large accelerated filer,” as defined in the Exchange Act. As a result, our independent registered public accounting firm is now required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity
We recognize the critical importance of maintaining the trust and confidence of our patients, business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity policies, standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology, or NIST, the International Organization for Standardization and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Cybersecurity Risk Management and Strategy; Effect of Risk
We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including regular network and endpoint monitoring, audits, vulnerability assessments, penetration testing, threat modeling and tabletop exercises to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our audit committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Financial Officer, General Counsel, and Director of Information Technology.
We also identify our cybersecurity threat risks by comparing our processes to standards set by NIST and the International Organization for Standardization, as well as by engaging experts to attempt to infiltrate our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:
a.monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;
b.through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
c.employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence;
d.provide regular, mandatory training for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;
e.conduct regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats;
f.conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data;
g.run tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies; and

h.carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.
Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.
As part of the above processes, we regularly engage with consultants, auditors and other third parties, including annually having an independent third-party review our cybersecurity program to help identify areas for continued focus, improvement and compliance.
Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers or who have access to patient and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Cybersecurity breaches could expose us to material liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business,” which disclosures are incorporated by reference herein.
In the last two fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.
Cybersecurity Governance; Management
Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. The audit committee of our board of directors is responsible for the oversight of risks from cybersecurity threats.
At least annually, our audit committee receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our audit committee generally receives materials discussing current and emerging material cybersecurity threat risks, and describing our ability to mitigate those risks, as well as recent developments, evolving standards, technological developments and information security considerations arising with respect to our peers and third parties, and discusses such matters with our Director of Information Technology. Our audit committee also receives prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Financial Officer, General Counsel, and Director of Information Technology. Such individuals have collectively several years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as relevant degrees and certifications. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these management team members report to the audit committee of our board of directors about cybersecurity threat risks, among other cybersecurity related matters, at least annually.
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
Item 3. Legal Proceedings.
Except as disclosed below, we are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
On March 1, 2022, I-Mab Biopharma, or I-Mab, filed a lawsuit against the Company and Brendan Eckelman, the Company’s co-founder and Chief Scientific Officer, in the United States District Court for the District of Delaware, C.A. No. 22-00276-CJB, asserting claims for misappropriation of trade secrets related to Dr. Eckelman’s service as an expert witness for Tracon Pharmaceuticals, Inc., or Tracon, in Tracon’s arbitration against I-Mab. The case is currently in the discovery process.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Market under the ticker symbol “INBX.”
Holders of Common Stock
As of February 21, 2024, we had 47,392,447 outstanding shares of common stock and approximately 14 holders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
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
Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank deposits and money market funds. Through December 31, 2023, we have used the net proceeds from our IPO for research and development of our programs and for general corporate purposes. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Prospectus.
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
Recent Developments
Sale of INBRX-101 to Sanofi
In January 2024, we announced that we entered into a definitive agreement with Aventis, a wholly owned indirect subsidiary of Sanofi, whereby Sanofi will indirectly acquire, through Aventis, all the assets and liabilities primarily related to INBRX-101, an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy currently in a registrational trial for the treatment of patients with alpha-1 antitrypsin deficiency, or AATD. Immediately prior to the closing of the Merger, all assets and liabilities not primarily related to INBRX-101 will be spun out into a new publicly traded company, New Inhibrx.
Under the terms of the definitive agreement, Aventis will acquire all of our outstanding shares through a merger, and in turn, each of our shareholders will receive: (i) $30.00 per share in cash, (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone and (iii) one SEC-registered, publicly listed, share of New Inhibrx for every four shares of Inhibrx common stock held. In addition, in connection with the transaction, Aventis will (1) assume and retire our outstanding third-party debt, including our debt arrangements with Oxford, (2) cause New Inhibrx to be funded with $200 million in cash, and (3) retain an equity interest in New Inhibrx of approximately 8%. Subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals, we currently expect the transaction to close during the second quarter of 2024.
Discontinuation of INBRX-105
We have decided to terminate our INBRX-105 program, a tetravalent programmed death-ligand 1, or PD-L1, targeted 4-1BB agonist. During the length of our Phase 1/2 trial, we dosed approximately 150 patients. We initially observed single agent complete responses in non-small cell lung cancer, or NSCLC, and head and neck squamous cell carcinoma, or HNSCC, as well as multiple partial responses. We also observed numerous partial responses with INBRX-105 in combination with Keytruda. However, after evaluation of the totality of the data from the expansion cohorts, we concluded the initial signal was not sufficiently validated to support the continuation of this program. We are in the process of winding down the clinical trial and expect it to be complete within the first half of 2024. Consequently, in February 2024, Elpiscience Biopharmaceuticals, Inc, or Elpiscience, terminated its rights to commercialize INBRX-105 in greater China.
Current Clinical Pipeline
Our current clinical pipeline includes therapeutic candidates in the following categories:
•INBRX-101, which seeks to maintain the natural function of Alpha-1 antitrypsin, or AAT, in a recombinant format, optimized for less frequent dosing and greater potential therapeutic activity as compared to plasma-derived AAT, or pdAAT; and

•INBRX-109 and INBRX-106, both of which utilize our multivalent formats where the precise valency can be optimized in a target-centric way to mediate what we believe to be the most appropriate agonist function.

INBRX-101	INBRX-109	INBRX-106
AAT-Fc fusion protein	Tetravalent DR5 agonist	Hexavalent OX40 agonist

Program	Therapeutic Area	Target(s)/Format	STAGE OF DEVELOPMENT
			Preclinical	Phase 1	Phase 2	Phase 3
INBRX-101*	Orphan/Respiratory	Neutrophil Elastase AAT-Fusion Protein

INBRX-109**	Oncology	DR5 Tetravalent Agonist

INBRX-106***	Oncology	OX40 Hexavalent Agonist

__________________
*    Subject to potential acquisition by Aventis as described above.
**    Third party partnership with Chinese biotechnology company, Transcenta, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.
***    Third party partnership with Chinese biotechnology company, Elpiscience, currently in place for development and commercialization in China, Hong Kong, Macau and/or Taiwan.

INBRX-101 is an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy candidate for AATD. In March 2022, the United States Food and Drug Administration, or FDA, granted orphan drug designation for INBRX-101 for the treatment of AATD. In May 2022, we announced topline results from the INBRX-101 Phase 1 clinical trial. We believe the data revealed the potential to achieve normal AAT levels with less frequent dosing than the current standard of care and showed the treatment was well tolerated with no drug-related severe or serious AEs at doses up to and including 120 mg/kg in single and multi-dose administered intravenously. In May 2023, the FDA granted Fast Track designation to INBRX-101 for the treatment of patients with emphysema due to AATD.
In April 2023, we initiated ElevAATe, a registration-enabling trial for INBRX-101 for the treatment of patients with emphysema due to AATD. The primary endpoint of the trial is the mean change in the average functional AAT, or fAAT, concentration as measured by anti-neutrophil elastase capacity from baseline to average serum trough fAAT concentration at steady state (Ctrough,ss). The initial read-out from the ElevAATe trial is expected to occur in mid-2025 and we intend to submit for regulatory approval once completed. In our end of Phase 1 meeting, the FDA requested additional information to support the correlation between serum AAT levels and the clinical benefit in AATD to further support serum AAT levels as a surrogate endpoint reasonably likely to predict clinical benefit. We are in the process of compiling this data through existing registry, health records and published data and plan to submit those analyses to the FDA as part of the BLA submission.
Our most advanced therapeutic candidate, INBRX-109, is a tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, mesothelioma, colorectal cancer, Ewing sarcoma and pancreatic adenocarcinoma. In June 2021, based on the initial Phase 1 data results, we initiated a registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma for which the FDA and the European Medicine Agency, or EMA, granted orphan drug designation in November 2021 and August 2022, respectively. In November 2022, we announced updated efficacy and safety data from the ongoing Phase 1 INBRX-109 expansion cohorts for the treatment of chondrosarcoma, which showed disease control was observed in patients with and without isocitrate dehydrogenase, or IDH, mutations. Data from the registration-enabling trial in unresectable or metastatic conventional chondrosarcoma is expected during the first half of 2025.
On November 2, 2023, we announced preliminary efficacy and safety data from the Phase 1 trial of INBRX-109 in combination with Irinotecan, or IRI, and Temozolomide, or TMZ, for the treatment of advanced or metastatic, unresectable Ewing sarcoma. Among the 13 patients evaluable as of the data cut of September 8, 2023, the observed disease control rate was 76.9%, or 10 out of 13 patients as measured by RECISTv1.1, with 7 patients achieving partial responses (53.8%) and 3 patients achieving stable disease (23.1%). Overall, INBRX-109 in combination with IRI/TMZ was well tolerated from a safety perspective. We have expanded recruitment of this cohort as a result of these preliminary findings.
INBRX-106 is a precisely engineered hexavalent sdAb-based therapeutic candidate targeting OX40, designed to be an optimized agonist of this co-stimulatory receptor. It is currently being investigated as a single agent and in combination with Keytruda in patients with locally advanced or metastatic solid tumors. Parts 1 and 3, dose escalation as a single agent and in combination with Keytruda, have been completed. It was observed to be well tolerated, with predominantly mild or moderate immune-related toxicities notes. We observed durable responses across multiple tumor types. We expanded the enrollment for Part 2, single agent dose expansion, to increase the dataset in the single agent cohorts and to enroll additional NSCLC patients. We expect to announce additional data from Part 2 in 2025. We continue to enroll patients with NSCLC and HNSCC in Part 4, combination expansion cohorts. We are in the process of expanding these cohorts and expect to initiate at least one additional cohort by mid 2024. We expect to have a more mature dataset during the third quarter of 2025 and plan to provide an update at that time.
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
Loss on Equity Method Investment
Our equity interest in Phylaxis BioScience, LLC, or Phylaxis, is accounted for as an equity method investment and the Company’s proportionate share of the net income or loss of Phylaxis is included as loss in equity method investment in the consolidated statement of operations.

Results of Operations
Comparison of Years Ended December 31, 2023 and December 31, 2022
The following table summarizes our consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	YEAR ENDED DECEMBER 31,		CHANGE
	2023	2022	($)	(%)
Revenue:
License fee revenue	$1,800	$2,178	$(378)	(17)%
Grant revenue	—	14	(14)	(100)%
Total revenue	1,800	2,192	(392)	(18)%
Operating expenses:
Research and development	191,640	110,186	81,454	74%
General and administrative	29,381	21,123	8,258	39%
Total operating expenses	221,021	131,309	89,712	68%
Loss from operations	(219,221)	(129,117)	(90,104)	70%
Other income (expense):
Interest expense	(31,840)	(18,181)	(13,659)	75%
Interest income	11,917	2,074	9,843	475%
Other income (expense), net	(580)	1	(581)	(58,100)%
Total other expense	(20,503)	(16,106)	(4,397)	27%
Provision for income taxes	3	3	—	—%
Loss on equity method investment	1,634	—	1,634	100%
Net loss	$(241,361)	$(145,226)	$(96,135)	66%
License Fee Revenue
License fee revenue decreased by $0.4 million from $2.2 million during the year ended December 31, 2022 to $1.8 million during the year ended December 31, 2023. During the years ended December 31, 2023 and December 31, 2022, we recognized $0.1 million and $0.9 million, respectively, of license fee revenue related to the Chiesi Option Agreement. Upon Chiesi’s declination of its option, all remaining deferred revenue under this agreement was recognized during the period. Additionally, during the years ended December 31, 2023 and December 31, 2022, we recognized license fee revenue of $1.6 million and $1.1 million, respectively, related to our agreements with Phylaxis. During the year ended December 31, 2022, we recognized the remaining $1.1 million of license fee revenue under the first phase of our agreements with Phylaxis as we completed our obligation to transfer the exclusive licenses for, and complete development services, to modify the two compounds. During the year ended December 31, 2023, we transferred a second-generation compound to Phylaxis, upon which we received an additional 5% equity interest in Phylaxis, which we recognized as revenue at its fair value of $1.6 million. During the year ended December 31, 2022, we also recognized $0.2 million of revenue under the 2020 2seventy Agreement following the grant of an exclusive option and development license upon initiation of a third program. No revenue was recognized under this agreement with 2seventy during the year ended December 31, 2023.
Grant Revenue
We recognized approximately $14,000 of grant revenue during the year ended December 31, 2022, all of which consisted of revenue earned under our grant with the Department of Defense, or DoD, which was awarded in February 2021 and completed in February 2022. The grant was completed during the year ended December 31, 2022, and no revenue was earned during the year ended December 31, 2022.

Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	YEAR ENDED DECEMBER 31,		CHANGE
	2023	2022	($)	(%)
External expenses:
Contract manufacturing	$77,248	$27,367	$49,881	182%
Clinical trials	42,960	28,988	13,972	48%
Other external research and development	10,480	6,760	3,720	55%
Internal expenses:
Personnel	47,818	35,937	11,881	33%
Equipment, depreciation, and facility	7,361	6,151	1,210	20%
Other internal research and development	5,773	4,983	790	16%
Total research and development expenses	$191,640	$110,186	$81,454	74%
Research and development expense increased by $81.4 million from $110.2 million during the year ended December 31, 2022 to $191.6 million during the year ended December 31, 2023. The overall increase was primarily due to the following factors:
•contract manufacturing expense increased by $49.9 million due to the nature of the development and manufacturing activities performed during the current period at our CDMO and CRO partners supporting our clinical and preclinical therapeutic candidates, primarily due to large scale drug substance manufacturing services, including the utilization of raw materials, performed by one of our CDMO partners for INBRX-101, in addition to other activities performed with our CDMO partners which reflect the stage-specific needs of each of our programs, including early and late stage drug substance clinical manufacturing, analytical development, QC testing, and stability studies, as well as drug product development, scale-up, robustness studies, and selected BLA-enabling activities;
•clinical trial expense increased by $14.0 million due to costs incurred upon the initiation of the registration-enabling Phase 2 trial for INBRX-101 for the treatment of emphysema due to AATD, which we initiated during the current year, as well as the progression of our INBRX-109 registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma. We also incurred increased costs associated with the utilization of Keytruda used in combination with INBRX-105 in our Phase 1/2 clinical trial, while costs associated with our Phase 1/2 clinical trial for INBRX-106 remained consistent in each period;
•personnel-related expense increased by $11.9 million, primarily related to an increase in headcount as a result of a significant expansion of our clinical team, as well as the issuance of additional stock options and the expansion of the bonus eligibility pool during the current year;
•facility and equipment-related expense increased by $1.2 million, which was attributable to an increase in software subscriptions to support research and development activities, in addition to increased repairs and maintenance services; and
•other research and development expense increased by $4.5 million, which was primarily attributable to an increase in travel expenses to clinical and vendor sites, clinical-related consulting expenses, the purchase of lab supplies, and preclinical studies.
G&A Expense
G&A expense increased by $8.3 million from $21.1 million during the year ended December 31, 2022 to $29.4 million during the year ended December 31, 2023. The overall increase was primarily due to the following factors:
•personnel-related expenses increased by $5.7 million, primarily attributable to an increase in headcount as we continue to build out our commercial strategy and medical affairs team, as well as increased expense related to additional stock option grants to employees and the expansion of the bonus eligibility pool in the current year;
•pre-commercialization expenses increased by $1.0 million, primarily related to increases in consulting services to support our commercial operations business intelligence strategies and market research expenses related to INBRX-101 and INBRX-109; and
•professional service fees increased by $0.6 million, which was primarily attributable to increases in accounting services performed during the period as a result of our filing status in the current year, consulting services performed related to the proposed Merger, and an increase in legal expenses, including those related to intellectual property and other general corporate matters; and
•facility and equipment-related expense increased by $0.6 million, which was primarily attributable to an increase in software subscriptions and IT services related to software implementations.
Other Income (Expense)
Interest expense. Interest expense increased by $13.6 million from $18.2 million during the year ended December 31, 2022 to $31.8 million during the year ended December 31, 2023, all of which relates to interest incurred and the amortization of debt discounts related to the Amended 2020 Loan Agreement. The increase in interest expense is the result of an increase in the average outstanding principal balance during the year ended December 31, 2022 to the year ended December 31, 2022, as well as an increase in our variable interest rate driven by overall market conditions during the year ended December 31, 2023. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 to the consolidated financial statements.
Interest income. During the year ended December 31, 2023, we earned $11.9 million of interest income, of which $7.5 million related to interest earned on our sweep and money market account balances and $4.4 million related to the accretion of discounts on investments in debt securities during the period. During the year ended December 31, 2022, we earned $2.1 million of interest income, of which $0.8 million related to interest earned on our sweep and money market account balances and $1.3 million related to the accretion of discount son investments in debt securities during the period. The increase in interest income during the year ended December 31, 2023 is the result of higher cash and cash equivalent balances, coupled with rising interest rates, generating higher returns.
Income Taxes
Income tax expense was approximately $3,000 during each of the years ended December 31, 2023 and December 31, 2022, respectively. For the years ended December 31, 2023 and December 31, 2022, we have applied a 100% valuation allowance against our federal deferred tax assets since it is more likely than not that the deferred tax assets will not be realized.
Loss on Equity Method Investment
During the year ended December 31, 2023, we received an additional 5% equity interest in Phylaxis following the achievement of a milestone under our agreements. Upon receipt of the equity interest, we established an equity method investment at its fair value of $1.6 million. The loss on equity method investment during the year ended December 31, 2023 of $1.6 million consists of our share of losses from our investment in Phylaxis, which reduced our equity investment to zero. During the year ended December 31, 2022, we did not record a loss on our equity method investment in Phylaxis which had been valued at zero prior to this period.
Liquidity and Capital Resources
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
Through December 31, 2023, proceeds from the sale of equity securities as a public company consisted of (i) $136.9 million in gross proceeds from our initial public offering, (ii) $171.4 million in gross proceeds under our Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, and (iii) $200.0 million in gross proceeds from the private placement transaction, or the Private Placement, with certain institutional and other accredited investors, or Purchasers, in which we sold and issued shares of our common stock and, with respect to certain Purchasers, pre-funded warrants to purchase our common stock pursuant to a Securities Purchase Agreement, as amended, or the Purchase Agreement. The Purchasers have certain registration rights pursuant to the Purchase Agreement which have been waived until after the close of the Merger. Sales of our common stock made pursuant to the Sales Agreement have been made under our $400.0 million Shelf Registration on Form S-3ASR, which became automatically effective upon filing on September 3, 2021. As of December 31, 2023, we have used a total of $171.4 million of the $400.0 million under our Shelf Registration, with $228.6 million remaining and available for use.
Future Funding Requirements
Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, establishing our intellectual property portfolio, developing our commercialization strategy, hiring to support these departments and activities, and raising capital to support and expand these activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. Our net loss for the years ended December 31, 2023 and December 31, 2022 was $241.4 million and $145.2 million, respectively. As of December 31, 2023, we had an accumulated deficit of $613.7 million and cash and cash equivalents of $277.9 million.
In January 2024, we announced the proposed Merger with Aventis, which, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals, we currently expect to close during the second quarter of 2024. In connection with the Merger Agreement, we have agreed to various covenants, including, among others, agreement to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Aventis’s consent, including, but not limited to:
•acquiring businesses and disposing of significant assets;
•incurring expenditures above specified thresholds;
•issuing equity;
•issuing debt facilities; and
•repurchasing shares of our outstanding common stock.
We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.
Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date these consolidated financial statements are issued. Our forecast of the period through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.
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
Commitments
Our material cash requirements from known contractual and other obligations primarily relate to our lease obligations, debt, and services provided by our third party CROs and CDMOs.
We have two leases for our laboratory and office space, which expire in 2025, with an option to extend the leases for an additional five years. As of December 31, 2023, we have future minimum rental obligations under these leases of $3.4 million, of which $2.3 million and $1.1 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 8 to the consolidated financial statements.
Under the Amended 2020 Loan Agreement, and assuming the proposed Merger is not consummated, we are required to make interest only payments through February 2025, with all principal payments and final fee payments beginning in March 2025 and continuing through the maturity date of January 2027. The interest-only period may be extended an additional twelve months if the Company raises at least $100.0 million in upfront licensing or partnership proceeds by February 2025, upon which principal payments would begin in March 2026. As of December 31, 2023, we have a minimum obligation of $257.7 million of long-term debt, including minimum interest payments, of which $18.7 million and $239.0 million are current and non-current, respectively. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 to the consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $33.2 million in our consolidated balance sheets for expenditures incurred by CROs and CDMOs as of December 31, 2023.
While these contracts are generally cancellable, some may contain specific activities that involve one or more noncancellable commitments, including minimum purchase commitments, binding annual forecasts and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of December 31, 2023, the noncancellable portion of these contracts total in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date is approximately $62.8 million. The noncancellable purchase commitments relate to the purchase of raw materials and future contract manufacturing of drug supply for INBRX-101.
Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022

Net cash used in operating activities	$(193,309)	$(115,301)
Net cash used in investing activities	(4,593)	(686)
Net cash provided by financing activities	201,961	258,551
Net increase in cash	$4,059	$142,564
Operating Activities
Net cash used in operating activities was $193.3 million during the year ended December 31, 2023 and consisted primarily of a net loss of $241.4 million, adjusted for non-cash items including stock-based compensation expense of $24.8 million, accretion on our debt discount and the non-cash portion of interest expense related to our debt of $4.9 million, depreciation and amortization of $1.2 million, and non-cash lease expense of $1.8 million. Non-cash revenue of $1.6 million earned in relation to the equity interest in Phylaxis received during the period was offset by the loss on equity method investment of $1.6 million reflecting our share of losses in Phylaxis. Changes in operating assets and liabilities also contributed to the cash used in operating activities, including an increase in prepaid expenses of $10.3 million, primarily due to the prepayment for clinical drug substance manufacturing services at our CDMOs during the year. Additionally, the operating lease liability decreased by $1.9 million as a result of lease payments made throughout the year. Accounts receivable increased by $0.5 million, primarily as a result of dividends earned and not received as of December 31, 2023. Deferred revenue decreased by $0.2 million following the recognition of $0.2 million of previously deferred revenue related to our option agreement with Chiesi. These uses of cash were offset by an increase in accrued expenses of $26.1 million and an increase in accounts payable of $2.1 million, primarily due to the timing of clinical drug substance manufacturing services incurred at our CDMOs and clinical activities incurred at our CROs, in addition to increases in compensation-related accruals as related to employee bonuses.
Net cash used in operating activities was $115.3 million during the year ended December 31, 2022 and consisted primarily of a net loss of $145.2 million, adjusted for non-cash items including stock-based compensation expense of $20.5 million, accretion on our debt discount and the non-cash portion of interest expense related to our debt of $3.4 million, depreciation and amortization of $1.2 million, and non-cash lease expense of $1.6 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, including a decrease in deferred revenue of $2.0 million following the recognition of $0.9 million of previously deferred revenue related to our option agreement with Chiesi and $1.1 million of previously deferred revenue related to our agreements with Phylaxis. Additionally, the operating lease liability decreased by $1.7 million as a result of lease payments made throughout the year. Other non-current assets increased by $1.3 million relating to deposits paid to one of our CRO partners, while our accounts payable balance decreased by $0.7 million. These uses of cash were offset in part by an increase in accrued expenses of $7.6 million and a decrease in prepaid expenses of $0.6 million, which are due to the timing of clinical and development activities which were incurred during the year. Additionally, accounts receivable and receivables from related parties decreased by $0.6 million, primarily as a result of the receipt of payments associated with our cost sharing agreements with Elpiscience.
Investing Activities
Net cash used in investing activities was $4.6 million and $0.7 million during the years ended December 31, 2023 and December 31, 2022, respectively, and was related to capital purchases of laboratory and office equipment. During the year ended December 31, 2023, the increased cash outflows related to the expansion of software and office space.
Financing Activities
Net cash provided by financing activities was $202.0 million during the year ended December 31, 2023 and consisted primarily of proceeds of $200.0 million from the issuance of common stock and pre-funded warrants in a private placement transaction, offset in part by issuance costs of $0.4 million. In addition, we received proceeds of $2.3 million from the exercise of stock options.
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
Accrued Research and Development and Clinical Trial Costs
We enter into contracts for research and development activities, including with CDMOs for clinical supplies and manufacturing scale-up activities related to our therapeutic candidates and with CROs for our preclinical studies and clinical trials. The financial terms of these agreements vary and may result in payment flows that do not match the periods over which materials or services are provided, resulting in either an accrual or a prepaid expense.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Inhibrx, Inc.
La Jolla, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Inhibrx, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Clinical Trial Accruals
As described in Note 1 and Note 2 to the consolidated financial statements, clinical trial activities are accrued and expensed based on estimates of the period in which services and efforts are expended by contract research organizations (“CROs”) and other third parties. Estimates are determined by reviewing cost information provided by CROs, other third-party vendors and internal clinical personnel, and contractual arrangements with CROs and the scope of work to be performed. As of December 31, 2023, the Company recorded $9.2 million in clinical trial accruals, which was included in accrued expenses on the balance sheet.
We identified the estimation of clinical trial accruals as a critical audit matter. Management’s judgment was required in estimating the period in which services and efforts were expended used to determine the clinical trial accruals. Auditing clinical trial accruals involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Testing the appropriate measurement of clinical trial accruals by obtaining and inspecting certain agreements and amendments, and confirming total clinical costs incurred and total amounts billed with third-party vendors.
•Testing the completeness of the Company’s clinical trial accruals by evaluating internal materials and publicly available information (such as press releases and public databases that track clinical trials) and inquiring of clinical personnel to gain an understanding of the status of certain on-going clinical trials, and testing invoices received after year-end for certain third-party vendors.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2018.
San Diego, California
February 28, 2024

Inhibrx, Inc.
Consolidated Balance Sheets
(In thousands, except share data and par value)

	AS OF DECEMBER 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$277,924	$273,865
Accounts receivable	778	243
Receivables from related parties	—	14
Prepaid expenses and other current assets	16,656	6,371
Total current assets	295,358	280,493
Property and equipment, net	6,419	2,501
Operating right-of-use asset	2,952	4,717
Other non-current assets	3,164	3,164
Total assets	$307,893	$290,875
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,954	$8,326
Accrued expenses	43,295	17,224
Deferred revenue	—	166
Current portion of lease liability	2,063	1,860
Total current liabilities	56,312	27,576
Long-term debt, including final payment fee	206,968	202,069
Non-current portion of lease liability	1,110	3,173
Total liabilities	264,390	232,818
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized and no shares outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 120,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 47,369,511 and 43,564,283 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	5	4
Additional paid-in-capital	657,232	430,426
Accumulated deficit	(613,734)	(372,373)
Total stockholders’ equity	43,503	58,057
Total liabilities and stockholders’ equity	$307,893	$290,875
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	YEAR ENDED DECEMBER 31,
	2023	2022

Revenue:
License fee revenue	$1,800	$2,178
Grant revenue	—	14
Total revenue	1,800	2,192
Operating expenses:
Research and development	191,640	110,186
General and administrative	29,381	21,123
Total operating expenses	221,021	131,309
Loss from operations	(219,221)	(129,117)
Other income (expense):
Interest expense	(31,840)	(18,181)
Interest income	11,917	2,074
Other income (expense), net	(580)	1
Total other expense	(20,503)	(16,106)
Loss before provision for income taxes	(239,724)	(145,223)
Provision for income taxes	3	3
Loss on equity method investment	1,634	—
Net loss	$(241,361)	$(145,226)
Net loss per share, basic and diluted	$(5.12)	$(3.62)
Weighted-average shares of common stock outstanding, basic and diluted	47,130	40,108
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	38,991	$4	$279,526	$(227,147)	$52,383
Stock-based compensation expense	—	—	20,450	—	20,450
Issuance of shares upon exercise of stock options	241	—	2,757	—	2,757
Issuance of shares, net of issuance costs	4,332	—	126,981	—	126,981
Issuance of warrants	—	—	712	—	712
Net loss	—	—	—	(145,226)	(145,226)
Balance as of December 31, 2022	43,564	$4	$430,426	$(372,373)	$58,057
Stock-based compensation expense	—	—	24,846	—	24,846
Issuance of shares upon exercise of stock options	184	—	2,316	—	2,316
Issuance of common stock and pre-funded warrants in private placement, net of issuance costs	3,621	1	199,644	—	199,645
Net loss	—	—	—	(241,361)	(241,361)
Balance as of December 31, 2023	47,369	$5	$657,232	$(613,734)	$43,503
The accompanying notes are an integral part of these consolidated financial statements.

Inhibrx, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	YEAR ENDED DECEMBER 31,
	2023	2022

Cash flows from operating activities
Net loss	$(241,361)	$(145,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,191	1,225
Accretion of debt discount and non-cash interest expense	4,899	3,448
Stock-based compensation expense	24,846	20,450
Non-cash lease expense	1,765	1,621
Loss from equity method investment	1,634	—
Non-cash license revenue	(1,634)	—
Loss on disposal of fixed assets	3	19
Changes in operating assets and liabilities:
Accounts receivable	(535)	130
Receivables from related parties	14	491
Prepaid expenses and other current assets	(10,285)	612
Other non-current assets	—	(1,317)
Accounts payable	2,109	(705)
Accrued expenses	26,071	7,603
Operating lease liability	(1,860)	(1,674)
Deferred revenue, current portion	(166)	(1,868)
Deferred revenue, non-current portion	—	(110)
Net cash used in operating activities	(193,309)	(115,301)
Cash flows from investing activities
Purchase of fixed assets	(4,593)	(686)
Net cash used in investing activities	(4,593)	(686)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants in private placement	200,000	—
Issuance costs associated with issuance of common stock and pre-funded warrants in private placement	(355)	—
Proceeds from ATM offering	—	127,371
Costs associated with ATM offering	—	(390)
Proceeds from the issuance of debt	—	128,863
Payment of fees associated with debt	—	(50)
Proceeds from exercise of stock options	2,316	2,757
Net cash provided by financing activities	201,961	258,551
Net increase in cash	4,059	142,564
Cash and cash equivalents at beginning of period	273,865	131,301
Cash and cash equivalents at end of period	$277,924	$273,865

Supplemental disclosure of cash flow information
Cash paid for interest	$26,717	$13,090
Cash paid for income taxes	$3	$4

Supplemental schedule of non-cash investing and financing activities
Payable for purchase of fixed assets	$519	$—
Fair value of warrants issued to lender in conjunction with February 2022 Amendment (as defined in Note 3)	$—	$712
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
Liquidity
As of December 31, 2023, the Company had an accumulated deficit of $613.7 million and cash and cash equivalents of $277.9 million. From its inception and through December 31, 2023, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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
Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash held in financial institutions including readily available checking, overnight sweep and money market accounts, and highly liquid investments in debt securities with an original maturity of three months or less. The Company’s investments in debt securities have consisted of U.S. Treasury Bills, which were recorded at their amortized cost, reflective of the amortization or accretion of premiums or discounts.
As of December 31, 2023, the Company held no investments in debt securities. As of December 31, 2022, these investments were recorded at their amortized cost of $196.3 million, which was adjusted for the amortization or accretion of premiums or discounts.
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
The Company continually evaluates its accounts receivable for all outstanding third-party balances to determine the potential exposure to a concentration of credit risk. The Company’s major third-party contracting parties, some of which account for significant balances in both accounts receivable and revenue, are generally large, credit-worthy biotechnology companies and government bodies. The Company assesses the collectability of accounts receivable through a review of its current aging, as well as an analysis of its historical collection rate, general economic conditions, and credit status of these third parties. As of December 31, 2023 and December 31, 2022, all outstanding accounts receivable were deemed to be fully collectible, and therefore, no allowance for doubtful accounts was recorded.
Dividends
As of December 31, 2023, the Company has never declared or paid any dividends on its common stock.
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
•furniture, fixtures and other: five years; and
•computer software: three years.
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
Investment in Phylaxis
The Company uses the equity method of accounting for equity investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. As discussed in Note 6, the Company received an equity investment in the form of a 10% equity interest as consideration in a series of agreements with Phylaxis (as defined below), which was later increased to 15% in the fourth quarter of 2023 following the achievement of a milestone. This equity interest is accounted for as an equity method investment and the Company’s proportionate share of the net income or loss of Phylaxis is included as loss in equity method investment in the consolidated statement of operations. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, legal form of the investee (e.g. limited liability corporation), participation in policy-making decisions, and material purchase and sale transactions.
The investment had been reduced to zero prior to the beginning of 2021 as a result of the allocation of the Company’s share of prior losses of the investee. Following the Company’s increase in equity interest of 5% in the fourth quarter of 2023, the Company established an additional equity method investment and subsequently recorded its proportionate loss as loss in equity method investment in the consolidated statement of operations. Accordingly, the Company’s investment in Phylaxis as of December 31, 2023 and December 31, 2022 is zero.
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
During the years ended December 31, 2023 and December 31, 2022, the Company’s investments in debt securities consisted of U.S. Treasury Bills, which are classified as Level 1 in the fair value hierarchy. Due to the short-term nature of these securities which are classified as cash equivalents, the amortized value approximated fair value and the Company did not remeasure these instruments at fair value. As of December 31, 2023, the Company held no investments in debt securities. The Company’s outstanding debt is classified as Level 2 in the fair value hierarchy. As of December 31, 2023 and December 31, 2022, the Company had no financial instruments measured at fair value on a recurring basis.

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
Legal, accounting, and filing fees related directly to the Company’s Shelf Registration are capitalized as deferred offering costs. Deferred offering costs associated with the Shelf Registration are reclassified to additional paid-in capital when the Company completes offerings under the Shelf Registration. In October 2022, the Company completed an offering under the Shelf Registration and offset $3.0 million of offering costs against the proceeds. In August 2023, the Company completed a private placement offering, under which the Company offset $0.4 million of offering costs against the proceeds. There were no deferred offering costs as of December 31, 2023 or December 31, 2022.
Financial Instruments with Characteristics of Both Liabilities and Equity
The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or ASC 480-10, and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or ASC 815-40. Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in other expense, net in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or under another applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date. The Company’s outstanding warrants do not meet the requirements for liability classification under ASC-480-10 or ASC-815-40. Therefore, the Company’s outstanding warrants are classified as equity as of and for the years ended December 31, 2023 and December 31, 2022.
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
Accrued Research and Development and Clinical Trial Costs
Research and development costs are expensed as incurred based on estimates of the period in which services and efforts are expended, and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on the Company’s behalf, pursuant to development and consulting agreements in place. The Company’s preclinical studies and clinical trials are performed internally, by third party contract research organizations, or CROs, and/or clinical investigators. The Company also engages with contract development and manufacturing organizations, or CDMOs, for clinical supplies and manufacturing scale-up activities related to its therapeutic candidates. Invoicing from these third parties may be monthly based upon services performed or based upon milestones achieved. The Company accrues these expenses based upon estimates determined by reviewing cost information provided by CROs and CDMOs, other third-party vendors and internal clinical personnel, and contractual arrangements with CROs and CDMOs and the scope of work to be performed. Costs incurred related to the Company’s purchases of in-process research and development for early-stage products or products that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred. Costs incurred related to the licensing of products that have not yet received marketing approval to be marketed, or that are not commercially viable and ready for use, or have no alternative future use, are charged to expense in the period incurred.
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
The utilization of unused federal and state net operating losses, or NOLs, and research tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code, as

amended, or IRC, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company is in the process of completing a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 had occurred and, pending finalization, has not identified any ownership changes as of December 31, 2023. It is possible that the Company may incur ownership changes in the future. If an ownership change occurs, the Company’s ability to use its NOL or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the same period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and common stock equivalents outstanding during the same period. The Company excludes common stock equivalents from the calculation of diluted net loss per share when the effect is anti-dilutive.
The weighted average number of common stock used in the basic and diluted net loss per common stock calculations includes the weighted-average pre-funded warrants outstanding during the period as they are exercisable at any time for nominal cash consideration.
For purposes of the diluted net loss per share calculation, other than pre-funded warrants as discussed above, warrants for purchase of common stock and stock options are considered to be potentially dilutive securities. Accordingly, for the years ended December 31, 2023 and December 31, 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, as weighted based on the period outstanding during each year, are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022
Outstanding stock options	6,336	5,018
Warrant to purchase common stock	47	45
	6,383	5,063
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
Adoption of New Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which intends to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets, such as held-to-maturity debt securities. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. The Company adopted ASU 2016-13 as of January 1, 2023, which did not result in a material impact on its consolidated financial statements and related disclosures.
Recently Issued but Not Yet Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses, including for single reportable segment entities. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the disclosure requirements related to the new standard.
2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2023	2022
Clinical drug substance and product manufacturing (1)	$9,888	$1,171
Clinical trials (2)	5,409	4,294
Licenses	728	493
Outside research and development services (3)	265	232
Other	366	181
Prepaid expense and other current assets	$16,656	$6,371
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
(3) Relates to the Company’s usage of third parties for other research and development efforts. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.

Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2023	2022
Machinery and equipment	$8,480	$7,023
Furniture, fixtures and other	540	524
Leasehold improvements	441	441
Computer software	53	53
Construction in process (1)	3,592	—
Total property and equipment	13,106	8,041
Less: accumulated depreciation and amortization	(6,687)	(5,540)
Property and equipment, net	$6,419	$2,501
(1) As of December 31, 2023, consists of renovations to the Company’s office space and software not yet placed in service.
Depreciation and amortization expense totaled $1.2 million for each of the years ended December 31, 2023 and December 31, 2022, and consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022
Research and development	$992	$1,003
General and administrative	199	222
Total depreciation and amortization expense	$1,191	$1,225
Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF DECEMBER 31,
	2023	2022

Clinical drug substance and product manufacturing (1)	$22,805	$5,381
Clinical trials (2)	9,224	4,527
Compensation expense	6,506	3,374
Interest expense	2,348	2,124
Other outside research and development (3)	1,129	1,164
Professional fees	780	428
Other	503	226
Accrued expenses	$43,295	$17,224
(1) Relates primarily to the Company’s usage of third-party CDMOs for clinical and development efforts. See Note 1 for further discussion of the components of research and development.
(2) Relates primarily to the Company’s usage of third-party CROs for management of clinical trials. See Note 1 for further discussion of the components of research and development.
(3) Relates to the Company’s usage of third parties for other research and development efforts. See “Accrued Research and Development Clinical Trial Costs” in Note 1 for further discussion of the components of research and development.

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
As of December 31, 2023, the Company has $200.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The outstanding term loans will mature on January 1, 2027, or the Amended Maturity Date, and bear interest at a floating per annum rate equal to the greater of (1) 8.30% or (2) the sum of (i) the 1 Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10%, and (iii) 8.19%. Under the Amended 2020 Loan Agreement, the repayment schedule provides for interest-only payments through February 1, 2025, followed by 23 months of principal and interest payments. In the event of a qualifying financing event in which the Company raises at least $100.0 million in upfront licensing or partnership proceeds by February 2025, the interest-only period may be extended an additional 12 months through February 1, 2026, which would then be followed by 11 months of equal payments of principal plus interest, beginning on March 1, 2026. Upon the Amended Maturity Date, a final payment of 9.0% of the original principal amount will be due to Oxford. This final payment of $18.0 million is being accreted over the life of the Amended 2020 Loan Agreement using the effective interest method. The Company has the option to prepay the outstanding balance of the term loans in full prior to the Amended Maturity Date, subject to a prepayment fee ranging from 1.0% to 3.0%, depending upon the timing of the prepayment.

The Company’s outstanding debt balance under the Amended 2020 Loan Agreement consisted of the following as of December 31, 2023 and December 31, 2022 (in thousands).

	AS OF DECEMBER 31,
	2023	2022
Term A	$10,900	$10,900
Term B	21,800	21,800
Term C	43,600	43,600
Term D	43,600	43,600
Term E	32,700	32,700
Term F	32,700	32,700
Term G	32,700	32,700
Less: debt discount	(11,032)	(15,931)
Long-term debt, including debt discount and final payment fee	$206,968	$202,069
As of December 31, 2023, and unless extended in accordance with the terms described above, the Company’s interest-only period will continue through February 2025, with principal payments beginning in March 2025. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF DECEMBER 31, 2023
2025	$86,956
2026	104,348
2027	26,696
Total future minimum payments	218,000
Less: unamortized debt discount	(11,032)
Total debt	$206,968
The Company’s obligations under the Amended 2020 Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets with a positive lien on intellectual property. The Amended 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. Additionally, following the June 2021 Amendment, the Amended 2020 Loan Agreement requires the Company to maintain a minimum cash balance of $20.0 million. As of December 31, 2023, the Company is in compliance with all covenants under the Amended 2020 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the February 2022 Amendment, the Company issued 40,000 warrants to Oxford to purchase shares of the Company’s common stock at an exercise price of $45.00. Upon issuance, the warrants were classified as equity and recorded at their fair value of $0.7 million. See Note 4 for further discussion of these warrants.
Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment. During the year ended December 31, 2023, interest expense was $31.8 million, $4.9 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the year ended December 31, 2022, interest expense was $18.2 million, $3.4 million of which related to non-cash amortization of the debt discount and accretion of the final payment.
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
During the year ended December 31, 2022, the Company sold 4,332,354 shares pursuant to the Sales Agreement for net proceeds of $127.4 million, after deducting commissions of $2.6 million. In connection with the ATM Offerings during the year ended December 31, 2022, the Company incurred an additional $0.4 million of expenses which were offset against the proceeds of the offering. During the year ended December 31, 2023, the Company did not issue any shares under the Sales Agreement.
Securities Purchase Agreement
In August 2023, the Company entered into a Securities Purchase Agreement, as amended, or the Purchase Agreement, with the Purchasers, pursuant to which the Company sold and issued 3,621,314 shares of the Company’s common stock for $19.35 per share and, with respect to certain Purchasers, pre-funded warrants to purchase 6,714,636 shares of the Company’s common stock in the Private Placement. The purchase price of the pre-funded warrants was $19.3499 per pre-funded warrant, with an exercise price of $0.0001 per share. The Company received gross proceeds of $200.0 million from the Private Placement, before deducting $0.4 million of offering expenses payable by the Company. The pre-funded warrants are equity-classified and carried at the instruments’ fair value upon issuance. The pre-funded warrants are exercisable upon issuance pursuant to certain beneficial ownership limitations as defined in the Purchase Agreement and will expire when exercised in full. As of December 31, 2023, all pre-funded warrants are still outstanding.
Warrants Issued in Connection with Amended 2020 Loan Agreement
As of December 31, 2023, the following equity-classified warrants were outstanding, in addition to the pre-funded warrants discussed above:

Expiration Date	Shares of Common Stock Issuable Upon Exercise of Warrants	Exercise Price per Share
July 15, 2030	7,354	$17.00
February 18, 2032	40,000	$45.00
The Company’s warrants are equity-classified and carried at the instruments’ fair value upon classification into equity, with no subsequent remeasurements.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of December 31, 2023 and December 31, 2022 consist of the following (in thousands):

	AS OF DECEMBER 31,
	2023	2022
Options to purchase common stock issued and outstanding	6,494	5,305
Shares available for future equity grants	533	162
Pre-funded warrants issued and outstanding	6,715	—
Warrants issued and outstanding	47	47
Total common stock reserved for future issuance	13,789	5,514
5. EQUITY COMPENSATION PLAN
Stock Incentive Plan
The Company’s share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of December 31, 2023, an aggregate of 7.8 million shares of common stock were authorized for issuance under the 2017 Plan, of which 0.5 million remain available for issuance.
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
A summary of the Company’s stock option activity under its 2017 Plan for the year ended December 31, 2023 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	5,305	$22.95
Granted	1,615	$22.98
Forfeited	(242)	$23.88
Exercised	(184)	$12.59
Outstanding as of December 31, 2023	6,494	$23.22	7.6	$96,548
Vested and exercisable as of December 31, 2023	3,322	$21.80	6.6	$54,101
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023 and December 31, 2022 was $2.1 million and $3.7 million, respectively. Aggregate intrinsic value of stock options exercised and outstanding is calculated using the fair value of common stock on the date of exercise and as of December 31, 2023, respectively. The total fair value of stock options vested during the years ended December 31, 2023 and December 31, 2022 was $24.9 million and $25.0 million, respectively.
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
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value for the years ended December 31, 2023 and December 31, 2022 were as follows.

	YEAR ENDED DECEMBER 31,
	2023	2022

Risk-free interest rate	3.77%	2.63%
Expected volatility	84.31%	85.26%
Expected dividend yield	—%	—%
Expected term	6.08	6.08
Weighted average fair value	$16.88	$17.72

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
Stock-based compensation expense for stock options consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022
Research and development	$16,630	$14,513
General and administrative	8,216	5,937
Total stock-based compensation expense	$24,846	$20,450
As of December 31, 2023, the Company had $51.8 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

6. LICENSE AND GRANT REVENUES
The following table summarizes the total revenue recorded in the Company’s consolidated statements of operations (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022
License fee revenue
Phylaxis BioScience, LLC	$1,634	$1,101
Chiesi Farmaceutici S.p.A.	166	877
2seventy bio, Inc.	—	200
Total license fee revenue	1,800	2,178
Grant revenue
Congressionally Directed Medical Research Program	—	14
Total grant revenue	—	14
Total revenue	$1,800	$2,192
License and Collaboration Agreements
Phylaxis Agreements
In July 2020, the Company entered into a joint venture with Phylaxis BioScience, LLC, or Phylaxis. In connection with the joint venture, the Company entered into the following agreements: Contribution Agreement, License Agreement, Limited Liability Company Agreement, and Master Services Agreement, or collectively the Phylaxis Agreements, pursuant to which the Company licensed certain intellectual property and know-how to Phylaxis and agreed to provide services to develop certain compounds. The Company received $5.0 million in nonrefundable, upfront payments from Phylaxis under the Master Services Agreement, or the MSA. In addition, upon closing, the Company received a 10% equity interest in Phylaxis as consideration for the contribution of the license of the Company’s intellectual property and know-how. Pursuant to the terms of the Phylaxis Agreements, during the fourth quarter of 2023, the Company received an additional 5% equity interest in Phylaxis following the achievement of a milestone event. Under the License Agreement, the Company is also entitled to specified development and commercialization milestone payments of up to an aggregate of $225.0 million and $175.0 million, respectively. The Company is also entitled to share in a percentage of the profits of Phylaxis under the Limited Liability Company Agreement.
The Company recognized the initial transaction price of $5.5 million, comprised of the $5.0 million in upfront payments and the fair value of the 10% equity interest of $0.5 million, over the period of performance of development services on the two compounds. During the third quarter of 2022, the Company fulfilled this performance obligation in full and recognized all remaining deferred revenue under this contract.
During the fourth quarter of 2023, the Company transferred a second generation compound to Phylaxis, which was a milestone event under the agreements. Upon transfer, the Company received an additional 5% equity interest in Phylaxis, which has a fair value of $1.6 million. The Company recognized the fair value of the 5% equity interest as revenue and accounted for the investment under the equity method. In order to determine the fair value of the equity interest in Phylaxis upon this milestone, the Company utilized the investee’s independent valuations based on recent financings from third party investors at fair market value.
During the years ended December 31, 2023 and December 31, 2022, the Company recognized $1.6 million and $1.1 million of revenue under the Phylaxis agreements. As of December 31, 2023 and December 31, 2022, the Company had no deferred revenue related to this agreement.
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
The Company identified one performance obligation as of the effective date of the Chiesi Option Agreement, which is to perform research and development services for Chiesi during the option period, which would continue (unless the Chiesi Option Agreement is terminated earlier by Chiesi or the Company) until 60 days following the last to occur of (i) the Company’s delivery to Chiesi of the trial phase data for the first Phase I Clinical Trial, (ii) the Company’s delivery to Chiesi of the finalized minutes from the definitive U.S. Food and Drug Administration, or FDA, scientific advice meeting conducted following completion of such Phase I Clinical Trial, and (iii) the Company’s delivery to Chiesi of the finalized minutes from the definitive parallel European Medicines Agency health technology assessment, or EMA-HTA, scientific advice meeting conducted following completion of such Phase I Clinical Trial. The Company determined that the option to grant a license in the future is not a material right.
On July 24, 2023, the Company provided a copy of the European Medicines Agency, or EMA, scientific advice to Chiesi upon receipt, which fulfilled the necessary deliverables to Chiesi and triggered the start of its 60-day option period window. On September 18, 2023, the Company was notified that Chiesi declined to exercise its option, resulting in the expiration of the Chiesi Option Agreement (upon the lapse of the option period), and with the Company retaining global rights to develop and commercialize INBRX-101.
The $10.0 million upfront payment was allocated to the single performance obligation. Revenue is recognized over time as services are performed during the option period, based on the Company’s effort to satisfy the performance obligation relative to the total expense estimated to be incurred during the option period. During the years ended December 31, 2023 and December 31, 2022, the Company recognized $0.1 million and $0.9 million in revenue related to this agreement, respectively. As of December 31, 2023, the Company has no deferred revenue related to this agreement. As of December 31, 2022, the Company had $0.1 million current deferred revenue related to this agreement.
2seventy bio, Inc.
In June 2020, the Company entered into an Option and License Agreement with bluebird, pursuant to which the Company granted to bluebird exclusive worldwide rights to develop binders and cell therapy products containing single domain antibodies, or sdAbs, directed to specified targets, consisting of two initial programs and up to an additional 8 programs. The Company retains all rights to the specific sdAbs outside of the cell therapy field. In November 2021, this agreement, or the 2020 2seventy Agreement, was assigned to 2seventy bio, Inc., or 2seventy, in connection with bluebird’s internal restructuring and subsequent spin-out of 2seventy.
In June 2020, the Company received a non-refundable upfront option fee of $0.2 million in connection with each of the two initial programs, or $0.4 million in aggregate, and is entitled to an upfront option fee for each additional program, on a program-by-program basis. In June 2022, 2seventy selected a third program and paid a non-refundable upfront option fee of $0.2 million in exchange for a development license. Under each of the three programs, the Company has granted an option in which 2seventy may acquire an exclusive license with respect to all binders and cell therapy products developed under this agreement, which entitles the Company to additional fees upon exercise of the option. In connection with each program for which 2seventy exercises its option, 2seventy will be required to pay the Company a one-time, non-refundable, non-creditable fee in the low-single-digit millions. The Company is also entitled to receive certain developmental milestone payments of up to an aggregate of $51.5 million per therapeutic, as well as percentage tiered royalties on future product sales with rates in the mid-single-digits. Due to the uncertainty in the achievement of the developmental milestones and future sales, the variable consideration associated with the future milestone payments has been fully constrained (excluded) from the transaction price until such time that the Company concludes that it is probable that a significant reversal of previously recognized revenue will not occur. These estimates will be re-assessed at each reporting period. As of December 31, 2023, 2seventy has exercised one of its options and declined one of its options as related to the two initial programs, while the third program option remains outstanding.

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
During the year ended December 31, 2022, the Company recognized $0.2 million of revenue related to this agreement. The Company did not recognize any revenue related to this agreement during the year ended December 31, 2023.
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
During the year ended December 31, 2022, $14,000 was recognized as revenue under the grant. All work was completed during the year ended December 31, 2022. No revenue was recognized under the grant during the year ended December 31, 2023.
7. INCOME TAXES
The components of income tax expense (benefit) were as follows for the years ended December 31, 2023 and December 31, 2022, respectively (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022
Current expense:
State	$3	$3
Total current expense	$3	$3
The provision for the years ended December 31, 2023 and December 31, 2022 was related to state income taxes.

A reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to the loss from operations is summarized for the years ended December 31, 2023 and December 31, 2022 as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2023	2022
Expected income tax benefit at federal statutory rate	$(50,684)	$(30,497)
State income tax expense (benefit), net of federal benefit	(3,568)	(2,495)
Permanent items	1,524	583
R&D credits	(2,322)	(1,261)
Unrecognized tax benefits (FIN 48)	1,054	751
Return to provision true-ups	(420)	(135)
Valuation allowance	54,419	33,057
Income tax expense	$3	$3
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
The components of net deferred income taxes were as follows (in thousands):

	AS OF DECEMBER 31,
	2023	2022
Deferred income tax assets
Net operating loss carryforward	$68,254	$52,970
Research and development credits	12,648	9,728
Intangibles	3,289	3,684
Accruals	1,412	696
Stock compensation	8,581	5,130
Capitalized research and development costs	51,772	19,585
Deferred revenue	—	37
Operating lease liabilities	697	1,118
Other	10	—
Gross deferred tax assets	146,663	92,948
Less: Valuation allowance	(146,005)	(91,586)
Total deferred tax assets	658	1,362
Deferred income tax liabilities
Fixed assets	(10)	(35)
Operating lease right-of-use assets	(648)	(1,048)
Other	—	(279)
Total deferred tax liabilities	(658)	(1,362)
Net deferred tax assets (liabilities)	$—	$—
As of December 31, 2023, the Company had unused federal and state NOL carryforwards of approximately $305.1 million and $65.3 million, respectively. The federal NOL carryforwards may be carried forward indefinitely but are only available to offset up to 80% of pre-NOL taxable income each year. The state NOL carryforwards will begin to expire in 2038, if not utilized. As of December 31, 2023, the Company also had federal and state research tax credit carryforwards of $12.4 million and $6.2 million, respectively. The federal research tax credit carryforwards begin to expire in 2038, while the state carryforwards have no expiration.
The utilization of NOL and research tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the IRC, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company is in the process of completing a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 had occurred and, pending the finalization of the study, has not identified any ownership changes as of December 31, 2023. It is possible that the Company may incur additional ownership changes in the future. If an ownership change has occurred, the Company’s ability to use its NOL or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.
The Company has established a full valuation allowance against its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2023, a valuation allowance of $146.0 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.
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
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	AS OF DECEMBER 31,
	2023	2022
Beginning balance	$3,597	$2,846
Increases related to current year tax positions	1,054	751
Ending balance	$4,651	$3,597
As of December 31, 2023, the Company had gross unrecognized tax benefits of $4.7 million, none of which would affect the effective tax rate due to the existence of a full valuation allowance. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets as of December 31, 2023 or December 31, 2022, and has not recognized interest and/or penalties in its consolidated statements of operations for the years ended December 31, 2023 and December 31, 2022 as the unrecognized tax benefits relate to tax positions for which no cash tax liability has been reduced.

The Company is subject to income taxes in the United States and various state jurisdictions. The Company’s tax years from 2019 and forward are subject to examination by the United States and state tax authorities. The Company has not been, nor is it currently, under examination by the U.S. federal or any state tax authority.
8. LEASES
Operating Leases
In September 2017, the Company entered into a seven-year lease agreement as its sole location in La Jolla, California. The lease expires in June 2025 with an option to extend the lease an additional five years, which is not included in the right-of-use asset and lease liabilities. The lease contained an initial base rent of approximately $0.1 million per month with 2% annual escalations, plus a percentage of taxes and operating expenses incurred by the lessor in connection with the ownership and management of the property, the latter of which to be determined annually.
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
The operating right-of-use asset and operating lease liability as of December 31, 2023 and December 31, 2022 are as follows (in thousands):

	AS OF DECEMBER 31,
	2023	2022
Operating right-of-use asset	$2,952	$4,717

Operating lease liability
Current	2,063	1,860
Non-current	1,110	3,173
Total operating lease liability	$3,173	$5,033
During the years ended December 31, 2023 and December 31, 2022, the Company recognized operating lease expense of $3.7 million and $3.4 million, respectively. During each of the years ended December 31, 2023 and December 31, 2022, the Company paid $2.2 million for amounts included in the measurement of the operating lease liability in each period.
As of December 31, 2023 and December 31, 2022, the Company’s operating lease had a remaining term of 1.5 and 2.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 8.2% as of December 31, 2023 and December 31, 2022.

Future minimum rental commitments for the Company’s operating leases reconciled to the operating lease liability are as follows (in thousands):

AS OF DECEMBER 31,
2023
2024	$2,247
2025	1,137
Total future minimum lease payments	$3,384
Less: imputed interest	(211)
Present value of operating lease liability	3,173
Less: current portion of operating lease liability	(2,063)
Non-current portion of operating lease liability	$1,110
9. COMMITMENTS AND CONTINGENCIES
Litigation
Other than as described below, the Company is not party to any material legal proceedings. From time to time, it may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.
I-Mab Litigation
On March 1, 2022, I-Mab Biopharma, or I-Mab, filed a lawsuit against the Company and Brendan Eckelman, the Company’s co-founder and Chief Scientific Officer, in the United States District Court for the District of Delaware, C.A. No. 22-00276-CJB, asserting claims for misappropriation of trade secrets related to Dr. Eckelman’s service as an expert witness for Tracon Pharmaceuticals, Inc., or Tracon, in Tracon’s arbitration against I-Mab. The case is currently in the discovery process.
Inhibrx is unable to reasonably estimate possible damages or a range of possible damages in this matter given the uncertainty and therefore has not recorded a liability on its books as of December 31, 2023.
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
Purchase Commitments
The Company has several ongoing contracts with CROs for preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. While these contracts are generally cancellable, some may contain specific activities that involve one or more noncancellable commitments, including minimum purchase commitments, binding annual forecasts, and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from cost of work performed to date and up to twelve months of future committed manufacturing costs. As of December 31, 2023 and December 31, 2022, the noncancellable portion of these contracts total in aggregate, excluding amounts paid or incurred at each respective date, approximately $62.8 million and $74.8 million, respectively. The noncancellable purchase commitments as of December 31, 2023 relate to the purchase of raw materials and future contract manufacturing of drug supply for INBRX-101. During the years ended December 31, 2023 and December 31, 2022, the Company incurred $44.5 million and $0.3 million of expenses related to its non-cancellable purchase agreements, respectively.
Other Commitments
Additionally, as of December 31, 2023 and December 31, 2022, Mark P. Lappe, the Company’s Chief Executive Officer, Brendan P. Eckelman, the Company’s Chief Scientific Officer, and Kelly D. Deck, the Company’s Chief Financial Officer, and certain other members of management have agreements that provide for severance compensation in the event of termination or a change in control.
Contingencies
In connection with its proposed Merger (as defined below), the Company engaged legal counsel under a contingent fee arrangement. Under this agreement, the Company is obligated to pay a fee of $20.0 million, contingent upon the consummation of the proposed transaction. In the event the Merger is not completed, the Company does not owe any fees to its legal counsel. The Company will incur these costs in full upon the consummation of the Merger, if and when it is completed, and has not incurred any portion of this fee as of December 31, 2023.
10. SUBSEQUENT EVENTS
The Company evaluated subsequent events to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, it was determined that no additional subsequent events required recognition or disclosure in these consolidated financial statements, other than disclosures related to those outlined below.
Merger and Spin-Off
On January 22, 2024, the Company, Aventis Inc., or Parent, a wholly owned indirect subsidiary of Sanofi, and Art Acquisition Sub, Inc., or the Merger Sub, a wholly owned subsidiary of Parent, entered into an Agreement and Plan of Merger, or the Merger Agreement. Pursuant to the terms of the Merger Agreement, Parent will acquire all outstanding shares of the Company via the merger of Merger Sub with and into the Company, or the Merger, with the Company surviving the Merger as a wholly owned subsidiary of Parent, and in turn each shareholder will receive (i) $30.00 per share in cash, (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone, and (iii) one SEC-registered, publicly listed, share of Inhibrx Biosciences, Inc., or New Inhibrx, for every four shares of Inhibrx common stock held. In addition, in connection with the transaction, Parent will (1) assume and retire the Company’s outstanding third-party debt, (2) cause New Inhibrx to be funded with $200.0 million in cash, and (3) retain an equity interest in New Inhibrx of approximately 8%.
In connection with and as a condition to the Merger, the Company and New Inhibrx entered into a Separation and Distribution Agreement, dated as of January 22, 2024, or the Separation and Distribution Agreement, pursuant to which, immediately prior to the effective time of the Merger: (i) the Company will effect a pre-closing reorganization, which will result in (x) the Company owning, assuming or retaining all assets and liabilities primarily related to INBRX-101, or the 101 Business, and (y) New Inhibrx owning, assuming or retaining all other assets and liabilities of the Company and its subsidiaries; and (ii) thereafter, the Company will distribute to its stockholders as of the record date on a pro rata basis, 92% of the issued and outstanding shares of New Inhibrx common stock, at a ratio of one share of New Inhibrx common stock for every four shares of the Company’s issued and outstanding common stock held on the record date. Following the spin-off, New Inhibrx will be a separate public company and the Company will retain 8% of the issued and outstanding shares of New Inhibrx common stock as of the effective time of the spin-off.
The boards of directors of both the Company and Sanofi have unanimously approved the spin-off and the Merger. Parent will pay transaction consideration totaling approximately $2.2 billion in aggregate value. Parent will also make payments at the closing of the Merger to settle the Company’s third-party debt. Following the closing of the Merger, New Inhibrx will continue to operate under the Inhibrx name. Parent’s acquisition of the Company is subject to the completion of the New Inhibrx spin-off transaction and other customary closing conditions, including receipt of regulatory approvals and approval by the Company’s shareholders. The companies currently expect the transaction to close in the second quarter of 2024.
The Merger Agreement contains certain termination rights for each of the Company and Parent. Upon termination of the Merger Agreement in accordance with its terms, under certain circumstances, the Company will be required to pay Parent a termination fee in an amount equal to $54.5 million, including if the Merger Agreement is terminated due to (i) the Company accepting a Superior Proposal (as defined in the Merger Agreement) or (ii) the Board changing its recommendation that stockholders vote to approve the Merger Agreement. This termination fee will also be payable by the Company if the Merger Agreement is terminated under certain circumstances and prior to such termination, a proposal to acquire the 101 Business or more than 50% of the Company’s stock or assets is made or publicly announced and not publicly withdrawn and the Company enters into a definitive agreement for, or completes, any transaction involving the acquisition of the 101 Business or more than 50% of its stock or assets within twelve months of such termination. The Merger Agreement also provides that Parent will be required to pay the Company a reverse termination fee of $92.1 million if the Merger is not consummated due to the failure of certain conditions to be satisfied as a result of failure to obtain antitrust clearance.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears further below in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Inhibrx, Inc.
La Jolla, California
Opinion on Internal Control over Financial Reporting
We have audited Inhibrx, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ BDO USA, P.C.

San Diego, California
February 28, 2024

Item 9B. Other Information.
During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
On February 26, 2024, we terminated the PD-L1 and 4-1BB License Agreement with Elpiscience, pursuant to which we granted Elpiscience an exclusive license to our bi-specific therapeutic candidate designed to target PD-L1 and 4-1BB, also referred to as INBRX-105, including all ancillary agreements related to the PD-L1 and 4-1BB License Agreement. After evaluation of the totality of the data from the expansion cohorts for INBRX-105, the initial signal was not sufficiently validated to support the continuation of the INBRX-105 program. Immediately prior to the termination of the PD-L1 and 4-1BB License Agreement, no amounts were outstanding under the agreement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance.
Management and Corporate Governance
The Company is committed to maintaining strong corporate governance practices that benefit the long-term interests of our stockholders by providing for effective oversight and management of the Company. The board of directors and management believe that the Company has a sound governance structure in place for both management and the board of directors. The Company’s corporate governance documents and policies can be accessed on the Investors page of our website at www.inhibrx.com. The board of directors and its committees regularly review the Company’s corporate governance documents and policies to ensure that they take into account developments at the Company, changes in regulations and listing requirements, and the continuing evolution of best practices in the area of corporate governance.
Corporate Code of Conduct and Ethics
Inhibrx has adopted a Corporate Code of Conduct and Ethics and Whistleblower Policy that applies to all of our officers, directors, and employees. The Corporate Code of Conduct and Ethics and Whistleblower Policy is available on the Governance Documents section of the Investors page on our website at www.inhibrx.com. We intend to disclose any amendments to the Corporate Code of Conduct and Ethics and Whistleblower Policy, or any waivers of our requirements, on our website to the extent required by applicable laws.
Board Leadership and Risk Oversight
We do not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the board of directors, as our Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the board of directors. Mark P. Lappe is our current Chief Executive Officer and our current Chairman of the board of directors. Our Board has determined that having an employee director serve as Chairman is in the best interests of our stockholders at this time because of the efficiencies achieved in having the role of Chief Executive Officer and Chairman of the Board combined, and because the detailed knowledge of our day-to-day operations and business that the Chief Executive Officer possesses greatly enhances the decision-making processes of our Board as a whole.
We do not have a lead independent director. The Chairman of the board of directors and the other members of the Board work in concert to provide oversight of our management and affairs. Our Board encourages communication among its members and between management and the Board to facilitate productive working relationships. Working with the other members of the board of directors, our Chairman also strives to ensure that there is an appropriate balance and focus among key responsibilities such as strategic development, review of operations, and risk oversight.
Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including, but not limited to, risks relating to financial condition, therapeutic candidate development, dependence on collaborative partners, uncertainty regarding patents and proprietary rights, comprehensive government regulations, cybersecurity, and dependence on key personnel. Management is responsible for the day-to-day management of the risks we face, while our Board as a whole, and through its committees, is responsible for the oversight of risk management. In its risk oversight role, our Board has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Our Board satisfies this responsibility, in part, through reports by each committee chairperson regarding the committee’s considerations and actions. The Board also has the responsibility of ensuring compliance with the risk management processes designed and implemented by management, which it satisfies through reports directly from the officers responsible for oversight of particular risks within our Company. The Board believes that full and open communication between management and the Board is essential for effective risk management and oversight.

Director Independence
Our Board annually reviews the independence of all of our directors and affirmatively makes a determination as to the independence of each director based on whether such director satisfies the definition of “independent director” as set forth in the applicable rules of the Nasdaq Stock Market and the SEC. Our Board has determined that all of our directors are independent directors other than Mark P. Lappe, by virtue of his position as Chief Executive Officer of the Company. There are no family relationships among any of our directors or executive officers.
Stockholder Communications with the Board of Directors
The Company desires that the views of stockholders be heard by the board of directors, and that appropriate responses be provided to stockholders on a timely basis. Stockholders wishing to formally communicate with the Board or any individual director may send communications directly to the Company by mail at Inhibrx, Inc., 11025 N. Torrey Pines Rd., Suite 200, La Jolla, California 92037, Attention: Corporate Secretary, or electronically using the “Send us a Message” option on the Contact Us page on our website at www.inhibrx.com. Communications will be distributed to our board of directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications.
Our Board of Directors
Our amended and restated certificate of incorporation provides that our business is to be managed by or under the direction of our board of directors. Our Board is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term.
The table below sets forth the names of the Board’s five directors and their ages, their positions in the Company, if any, and their length of service. Also provided below is information regarding each person’s principal occupations or employment for at least the past five years, additional public company directorships held during the past five years, and each person’s specific experience, qualifications, attributes, or skills that led to our board of directors’ conclusion at the time of filing of this Annual Report that each person should serve as a director.

Name	Age	Position(s)	Director Since	Expiration of Term
Mark P. Lappe	57	Chairman of the Board of Directors, President, and Chief Executive Officer	2010	2026
Douglas G. Forsyth	55	Director	2018	2025
Jon Faiz Kayyem, Ph.D.	60	Director	2018	2024
Kimberly Manhard	64	Director	2020	2025
Kristiina Vuori, M.D., Ph.D.	56	Director	2021	2024
Mark P. Lappe
Mr. Lappe co-founded Inhibrx in 2010 and has served as our Chief Executive Officer since our inception and served as our Chief Financial Officer until April 2020. Mr. Lappe also serves as the Chairman of our board of directors. Mr. Lappe has extensive expertise in the biotechnology industry with over thirty years of experience in executive management, investment management and executive recruiting, having built the executive teams of over forty start-up biotechnology and medical device companies. Prior to founding Inhibrx, Mr. Lappe was the founder and Managing Partner of Efficacy Biotech Fund, a fund focused on strategic investment in public biotechnology companies. We believe Mr. Lappe’s service as our co-founder and Chief Executive Officer and his extensive experience in the biotechnology and biotherapeutic industries qualifies him to serve on our board of directors.
Douglas G. Forsyth
Mr. Forsyth has served as a member of our Board since April 2018. From 1994 until February 2022, Mr. Forsyth served as a portfolio manager, a managing director and Chief Investment Officer of U.S. Income & Growth Strategies with Allianz Global Investors GmbH, or Allianz. Mr. Forsyth was also the head of the Allianz Income and Growth Strategies team, during which time he had portfolio management, trading and research responsibilities, and oversaw all aspects of the Income and Growth platform’s business, including product development and implementation. Mr. Forsyth was the lead portfolio manager for the Allianz U.S. High Yield Bond strategy since its inception in August 1994 and assumed lead portfolio management responsibility for the firm’s U.S. Convertible strategy in 1998. In addition to management responsibility for institutional clients worldwide, Mr. Forsyth supervised multiple open-end and closed-end mutual funds. Mr. Forsyth has 30 years of investment-industry experience. Mr. Forsyth currently serves, or has served, on a variety of non-public company boards across a variety of industries as well as several charitable boards. Mr. Forsyth received a Bachelor of Business Administration from the University of Iowa. We believe that Mr. Forsyth is qualified to serve as a member of our board of directors due to his extensive experience as an investment fund portfolio manager and his extensive business strategy experience.
Jon Faiz Kayyem, Ph.D.
Dr. Kayyem has served as a member of our Board since April 2018. He is the founder of GenMark Diagnostics Inc., or GenMark, and from May 2010 until February 2018, Dr. Kayyem served in various leadership positions at GenMark including Senior Vice President of Research and Development, Chief Scientific Officer, President, and Chief Executive Officer as the company evolved from Osmetech plc. In 2018, Dr. Kayyem became a consultant to GenMark's board of directors and executive team. In March 2021, GenMark agreed to merge with Roche, which subsequently acquired GenMark through a tender offer. In 2006, Dr. Kayyem founded and served as a member of the board of directors of privately-held Calimmune, Inc. until its acquisition by CSL Behring in 2017. In 1995, he founded Clinical Micro Sensors, Inc. to commercialize technical innovations he developed while serving as a Senior Research Fellow at the California Institute of Technology, or Caltech. In 2000, Clinical Micro Sensors, Inc. was sold to Motorola, Inc. and was subsequently purchased by Osmetech plc in 2005. From June 2000 until December 2004, Dr. Kayyem served as Vice President of Life Sciences at Motorola. In October 2004, he co-founded the biotechnology fund management company, Efficacy Capital Limited, and, until September 2009, served as a managing partner. Dr. Kayyem currently serves as a member of the board of directors of Biodesix, Inc. He also currently serves, or has served, as a director or advisor on various non-public company boards, including non-profit and educational institutions. Dr. Kayyem received a combined B.S. and M.S. in Molecular Biophysics and Biochemistry from Yale University and a Ph.D. in Molecular Biology from Caltech. We believe that Dr. Kayyem’s extensive experience as an executive and serving on other boards of directors in the biotechnology and biotherapeutic industry qualifies him to serve as a member of our board of directors.
Kimberly Manhard
Ms. Manhard has served as a member of our Board since June 2020. Ms. Manhard has served as the Senior Vice President of Global Strategic Planning and Execution for Acadia Pharmaceuticals Inc., or Acadia, since February 2024. Prior to Acadia, Ms. Manhard served as the Executive Vice President, Drug Development of Heron Therapeutics, Inc., or Heron, from January 2016 to June 2023. She also served as a director of Heron from 2014 to 2016 and from 2019 to February 2023. From 2006 to 2016, she served as the Senior Vice President of Regulatory Affairs and Development Operations at Ardea Biosciences, Inc., or Ardea. In her role at Ardea, Ms. Manhard was instrumental in the development and 2015 regulatory approval of lesinurad (Zurampic). Prior to joining Ardea in 2006, she was President of her own consultancy firm, Vice President of Regulatory Affairs for Exelixis, Inc., and held multiple regulatory positions at Agouron Pharmaceuticals, Inc., a division of the Warner-Lambert Company, supporting development and commercialization of anticancer and antiviral products, including nelfinavir (Viracept). Ms. Manhard was also previously with Bristol-Myers Squibb Company in regulatory affairs, responsible for oncology compounds, including paclitaxel (Taxol) and infectious disease compounds, including didanosine (Videx) and stavudine (Zerit). Ms. Manhard began her career in clinical research with Eli Lilly and Company and G.H. Besselaar Associates (Covance Inc.). Ms. Manhard is a member of the board of trustees for the Fleet Science Center. She received a B.S. degree in zoology and a B.A. degree in French from the University of Florida. We believe that Ms. Manhard is qualified to serve on our board of directors due to her experience in executive management and as a director with other biotechnology and pharmaceutical companies, as well as her experience in drug development, regulatory affairs, and pharmaceutical operations.
Kristiina Vuori, M.D., Ph.D.
Dr. Vuori has served as a member of our Board since October 2021. Since January 2023, she has served as President and CEO and a member of the board of directors of Sanford Laboratories for Innovative Medicines, or Sanford Labs, an independent, not-for-profit biomedical research institution with a mission to discover and deliver the next-generation of molecular medicines. Since January 1995, Dr. Vuori has also served as Professor, and since January

2010 as Pauline and Stanley Foster Distinguished Chair, at the National Cancer Institute-designated Cancer Center, or Cancer Center, of Sanford Burnham Prebys Medical Discovery Institute, or SBP, a non-profit research organization with major research programs in cancer, neurodegeneration, diabetes, and infectious, inflammatory, and childhood diseases. In addition, Dr. Vuori served as President and a member of the board of directors of SBP from January 2010 to June 2022, and as SBP’s interim Chief Executive Officer from January 2013 to September 2014, and from September 2017 to June 2020. She also served as SBP’s Executive Vice President for Scientific Affairs in 2008-2010, as Director of the Cancer Center in 2005-2013, and as Deputy Director of the Cancer Center in 2003-2005. Dr. Vuori has previously served or is currently serving on the board of directors of Bionano Genomics, Inc., Sio Gene Therapies, Inc., Forian Inc., WebMD Health Corp, Inc., the American Association for Cancer Research, the California Institute for Regenerative Medicine and the California Breast Cancer Research Program. Dr. Vuori received her M.D. and Ph.D. from the University of Oulu, Finland. We believe that Dr. Vuori’s experience as a physician-scientist in biomedical research and drug discovery and as an educator of research scientists, her experience managing a large non-profit biomedical research organization, and her various leadership roles in non-profit, for-profit, and public boards qualify her to serve as a member of our board of directors.
Board Meetings and Attendance
During the fiscal year ended December 31, 2023, our board of directors met eight times and acted by written consent zero times. No director attended fewer than 75% of the total number of meetings of our board of directors and of Board committees on which he or she served during the fiscal year ended December 31, 2023. Our board of directors has adopted a policy requiring that each member of the Board make every effort to attend each annual meeting of our stockholders. All the individuals who were directors of the Company at the time of the 2023 annual meeting of stockholders attended that meeting.
Committees of our Board of Directors
Our Board has established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating Committee, each of which is described more fully below.
Audit Committee
Our Audit Committee is comprised of Douglas G. Forsyth, Jon Faiz Kayyem, Ph.D., and Kristiina Vuori, M.D., Ph.D., with Mr. Forsyth serving as the Chairperson. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by Nasdaq, as such standards apply specifically to members of audit committees. Our Board has determined that Mr. Forsyth is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. The Audit Committee met four times during 2023.
Our Audit Committee’s roles and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls, and reviews the scope of annual audits.
A copy of the Audit Committee’s written charter is publicly available on the Governance Documents section of the Investors page on our website at www.inhibrx.com.
Compensation Committee
Our Compensation Committee is comprised of Jon Faiz Kayyem, Ph.D., Douglas G. Forsyth, and Kimberly Manhard, with Dr. Kayyem serving as the Chairperson. Our Board has determined that all members of the Compensation Committee qualify as independent under the definition promulgated by Nasdaq. During 2023, the Compensation Committee met two times and acted by written consent two times.
Our Compensation Committee’s roles and responsibilities are set forth in the Compensation Committee’s written charter and include reviewing, approving, and making recommendations regarding our compensation policies, practices, and procedures to ensure that legal and fiduciary responsibilities of our board of directors are carried out and that such policies, practices, and procedures contribute to our success. Our Compensation Committee also administers our equity compensation plans. The Compensation Committee may delegate authority for day-to-day administration and interpretation of the Company’s various compensation plans, including the selection of participants, the determination of award levels, and the approval of award documents to our non-executive officer employees. However, the Compensation Committee may not delegate any authority under those plans for matters affecting the compensation and benefits of the Company’s executive officers. The Chief Executive Officer is not present for any discussions relating to his compensation.
A copy of the Compensation Committee’s written charter is publicly available on the Governance Documents section of the Investors page on our website at www.inhibrx.com.
Nominating Committee
Our Nominating Committee is comprised of Douglas G. Forsyth, Kimberly Manhard, and Kristiina Vuori, M.D., Ph.D., with Mr. Forsyth serving as the Chairperson. Our Board has determined that all members of the Nominating Committee qualify as independent under the definition promulgated by Nasdaq. During 2023, the Nominating Committee met two times.
The Nominating Committee’s responsibilities are set forth in the Nominating Committee’s written charter and include, among other matters:
•evaluating and making recommendations to the full Board as to the composition, organization, and governance of the Board and its committees,
•evaluating, nominating, and recommending individuals for membership on our board of directors,
•periodically reviewing and evaluating director performance,
•overseeing the process for CEO and other executive officer succession planning, and
•developing and recommending governance policies and guidelines for the Company.
A copy of the Nominating Committee’s written charter is publicly available on the Governance Documents section of the Investors page on our website at www.inhibrx.com.

Our Executive Officers
As of the date of this Annual Report, our current executive officers and their respective ages and positions are set forth in the following table:

Name	Age	Position
Mark P. Lappe (1)	57	Chief Executive Officer and President
Kelly D. Deck, C.P.A.	44	Chief Financial Officer
Brendan P. Eckelman, Ph.D.	45	Chief Scientific Officer
________________
(1) Mr. Lappe is also a director of the Company and his biographical information appears on page 153.
Kelly D. Deck, C.P.A.
Ms. Deck currently serves as our Chief Financial Officer and leads our accounting, finance, information technology, and investor relations functions. She joined Inhibrx in October 2018, bringing decades of experience in the life science industry. Prior to joining our team, Ms. Deck held various accounting and finance positions of increasing responsibility with Apricus Biosciences, Inc., Hologic, Inc., Gen-Probe, Inc., and Cytori Therapeutics, Inc. Ms. Deck is currently a member of the board of trustees for the Fleet Science Center. Ms. Deck holds a B.S. and M.S. in Accounting and is an active licensed Certified Public Accountant in the state of California.
Brendan P. Eckelman, Ph.D.
Dr. Eckelman co-founded Inhibrx in April 2010 and currently serves as our Chief Scientific Officer. Until October 2021, he also served as our Executive Vice President of Corporate Strategy. He served as a member of our board of directors from April 2018 until October 2021. From August 2015 to November 2018, he served as our Chief Operating Officer and Vice President of Biotherapeutics. From 2010 until August 2015, Dr. Eckelman served as our Vice President of Scientific Operations. Dr. Eckelman is the head of our research team, overseeing several key functional areas spanning discovery and protein engineering to therapeutic development. Prior to co-founding Inhibrx, Dr. Eckelman was a Research Investigator in the biotherapeutics group at the Genomics Institute of the Novartis Research Foundation. He conducted his graduate research at the Sanford-Burnham-Prebys Medical Discovery Institute and received a Ph.D. in Molecular Pathology from the University of California, San Diego, or UCSD, School of Medicine. Dr. Eckelman received his B.S. in Molecular Biology and his M.S. in Biology from UCSD.

Item 11. Executive Compensation.
Non-Employee Director Compensation Table
The following table sets forth a summary of the compensation earned by our non-employee directors for their service on our Board during the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Douglas G. Forsyth	$63,000	$—	$254,030	$—	$317,030
Jon Faiz Kayyem, Ph.D.	$52,500	$—	$254,030	$—	$306,530
Kimberly Manhard	$44,000	$—	$254,030	$—	$298,030
Kristiina Vuori, M.D., Ph.D.	$46,500	$—	$254,030	$—	$300,530
________________
(1)These amounts represent the aggregate grant date fair value of time-based stock option awards granted by the Company during the periods presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “Note 5 – Equity Compensation Plans” to our consolidated financial statements included elsewhere in this Annual Report.
(2)Excludes amounts reimbursed for out-of-pocket expenses incurred in connection with service as a director.
Non-Employee Director Compensation - Equity
As of December 31, 2023, non-employee directors held options to purchase shares of our common stock pursuant to the terms of our Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or 2017 Plan, as follows:

Name	Stock Awards Outstanding at December 31, 2023 (#)	Option Awards Outstanding at December 31, 2023 (#)
Douglas G. Forsyth.	—	62,259
Jon Faiz Kayyem, Ph.D.	—	62,259
Kimberly Manhard	—	65,759
Kristiina Vuori, M.D., Ph.D.	—	60,000
Non-Employee Director Compensation Policy
We have adopted a Non-Employee Director Compensation Policy that is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the Non-Employee Director Compensation Policy, each non-employee director is eligible to receive the following amounts for their service on our board of directors:
•Initial Stock Option Grant. For new non-employee directors, a stock option to purchase 30,000 shares of the Company’s common stock.
•Annual Stock Option Grants. A stock option to purchase 15,000 shares of the Company’s common stock, on the date of the first Board meeting held following the Company’s annual meeting of stockholders each year.
•Annual Fees. Annual retainers in the following amounts, payable quarterly in arrears:

Position	Retainer
Board Member	$35,000
Board Chairperson	$35,000
Audit Committee Chair	$15,000
Compensation Committee Chair	$10,000
Nominating Committee Chair	$8,000
Audit Committee Member	$7,500
Compensation Committee Member	$5,000
Nominating Committee Member	$4,000
All options granted under our Non-Employee Director Compensation Policy will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and terminate on the tenth anniversary of the date of grant. Subject to the continued service of each non-employee director, each annual stock option grant vests on the first anniversary of the date of grant and each initial stock option grant vests in equal monthly installments until the third anniversary of the date of grant.
Directors may be reimbursed for reasonable out-of-pocket expenses incurred in connection with their service as directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws.
Summary Compensation Table
The following table sets forth a summary of cash and non-cash compensation awarded, earned, or paid for services rendered to us during the fiscal years ended December 31, 2023 and December 31, 2022 by our named executive officers, consisting of (i) each individual serving as principal executive officer during the fiscal year ended December 31, 2023 and (ii) our other two most highly compensated officers serving during the fiscal year ended December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Mark P. Lappe	2023	675,000	—	1,706,771	405,000	15,250	2,802,021
Chief Executive Officer and President	2022	650,000	—	—	357,500	15,250	1,022,750
Brendan P. Eckelman, Ph.D.	2023	520,000	—	682,708	234,000	15,250	1,451,958
Chief Scientific Officer	2022	475,000	—	—	213,750	15,250	704,000
Kelly D. Deck, C.P.A.	2023	430,000	—	512,031	193,500	13,368	1,148,899
Chief Financial Officer	2022	380,000	—	491,327	133,000	18,168	1,022,495
________________
(1)These amounts represent the aggregate grant date fair value of time-based stock option awards granted by the Company during the periods presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For the assumptions used in our valuations, see “Note 5 – Equity Compensation Plans” to our consolidated financial statements included elsewhere in this Annual Report. Awards issued during the year ended December 31, 2023 are reflected in the “Outstanding Equity Awards as of December 31, 2023” table below.
(2)These amounts represent performance-based cash bonuses earned during the year ended December 31, 2023, which were paid out during the first quarter of 2024. The annual performance-based cash bonus for each named executive officer is defined within their respective employment agreement and is measured based upon the achievement of Company objectives for the periods presented.
(3)These amounts represent matching employer contributions under the Company’s 401(k) retirement plan and employer contributions to health savings accounts. The formula for determining the matching contributions is the same for named executive officers as it is for all salaried employees (and is subject to the same statutory maximum).
Narrative Disclosure to Summary Compensation Table
Employment Arrangements with our Named Executive Officers
We have entered into executive employment agreements with each of our named executive officers in connection with their employment with us, the material terms of which are described below. Except as noted below, these executive employment agreements provide for “at will” employment. In addition, each named executive officer has entered into a Proprietary Information and Inventions Assignment Agreement obligating the officer to refrain from disclosing any of our proprietary information received during the course of employment and to assign to us any inventions conceived or developed during the course of employment.
Employment Agreement with Mark P. Lappe
On January 1, 2019, we entered into an employment agreement with Mark P. Lappe, setting forth the terms and conditions of his employment with the Company. Mr. Lappe was entitled to an annual base salary of $450,000 and eligible to receive an annual bonus of up to 50% of his then-current base salary based on achievement of certain corporate goals. In addition, in consideration of the payments and benefits provided under his employment agreement, Mr. Lappe agreed to certain restrictive covenants, including, among other things, non-competition and non-solicitation provisions that apply during the term of Mr. Lappe’s employment and for 12 months thereafter.
Mr. Lappe is also entitled to certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under “Potential Payments upon Termination or Change of Control.”
On August 7, 2020, Mr. Lappe entered into an amended and restated employment agreement, pursuant to which his annual base salary increased to $650,000 per year. All other terms remained the same as the prior agreement.
Effective January 1, 2022, Mr. Lappe entered into an amended and restated employment agreement, pursuant to which he is eligible to receive an annual bonus of up to 55% of his then-current base salary based on achievement of certain corporate goals. All other terms remained the same as the prior agreement.
Effective January 1, 2023, Mr. Lappe entered into an amended and restated employment agreement, pursuant to which his annual base salary increased to $675,000 per year and the annual bonus that he is eligible to receive increased to up to 60% of his then-current base salary based on achievement of certain corporate goals. All other terms remained the same as the prior agreement.
Effective January 1, 2024, Mr. Lappe’s annual base salary increased to $695,250 per year. No other terms of his employment agreement changed and thus his employment agreement was not amended and restated.
Employment Agreement with Brendan P. Eckelman, Ph.D.
On January 1, 2019, we entered into an employment agreement with Brendan P. Eckelman, Ph.D., setting forth the terms and conditions of his employment with the Company. Dr. Eckelman was entitled to an annual base salary of $350,000 and eligible to receive an annual bonus of up to 40% of his then-current base salary based on achievement of certain corporate goals. In addition, in consideration of the payments and benefits provided under his employment agreement, Dr. Eckelman agreed to certain restrictive covenants, including, among other things, non-competition and non-solicitation provisions that apply during the term of Dr. Eckelman’s employment and for 12 months thereafter.
Dr. Eckelman is also entitled to certain severance and change in control benefits pursuant to his employment agreement, the terms of which are described below under “Potential Payments upon Termination or Change of Control.”

On August 7, 2020, Dr. Eckelman entered into amended and restated employment agreement, pursuant to which his annual base salary increased to $450,000 per year. All other terms remained the same as the prior agreement, other than payments upon termination or change of control, which are described below.
Effective January 1, 2022, Dr. Eckelman entered into an amended and restated employment agreement, pursuant to which his annual base salary increased to $475,000 per year and he is eligible to receive an annual bonus of up to 45% of his then-current base salary based on achievement of certain corporate goals. All other terms remained the same as the prior agreement.
Effective January 1, 2023, Dr. Eckelman's annual base salary increased to $520,000 per year. No other terms of his employment agreement changed and thus his employment agreement was not amended and restated.
Effective January 1, 2024, Dr. Eckelman's annual base salary increased to $535,600 per year. No other terms of his employment agreement changed and thus his employment agreement was not amended and restated.
Employment Agreement with Kelly D. Deck, C.P.A.
On August 7, 2020, we entered into an employment agreement with Kelly D. Deck, C.P.A., setting forth the terms and conditions of her employment with the Company. Ms. Deck was entitled to an annual base salary of $330,000 and eligible to receive a performance bonus of up to 25% of her then-current base salary based on achievement of certain corporate goals. In addition, in consideration of the payments and benefits provided under her employment agreement, Ms. Deck agreed to certain restrictive covenants, including, among other things, non-competition and non-solicitation provisions that apply during the term of Ms. Deck’s employment and for 12 months thereafter.
Ms. Deck is also entitled to certain severance and change in control benefits pursuant to her employment agreement, the terms of which are described below under “Potential Payments upon Termination or Change of Control.”
Effective January 1, 2022, Ms. Deck entered into an amended and restated employment agreement, pursuant to which her annual base salary increased to $380,000 per year and she is eligible to receive an annual bonus of up to 35% of her then-current base salary based on achievement of certain corporate goals. All other terms remained the same as the prior agreement.
Effective January 1, 2023, Ms. Deck entered into an amended and restated employment agreement, pursuant to which her annual base salary increased to $430,000 per year and the annual bonus that she is eligible to receive increased to up to 45% of her then-current base salary based on achievement of certain corporate goals. All other terms remained the same as the prior agreement.
Effective January 1, 2024, Ms. Deck’s annual base salary increased to $460,100 per year. No other terms of her employment agreement changed and thus her employment agreement was not amended and restated.
Potential Payments Upon Termination or Change In Control
The employment agreements of Mr. Lappe, Dr. Eckelman, and Ms. Deck as of December 31, 2023 provided for the following severance payments upon termination by the Company without Cause (as defined below), or by the executive for Good Reason (as defined below): (i) payment of the executive’s then-current base salary for a period of 12 months following termination; (ii) acceleration of unvested equity awards that would have vested during the 12 months following the date of termination; and (iii) continued coverage under our group health insurance plan with the cost of such coverage shared in the same relative proportion by the Company and the executive as in effect on their last day of employment until the earlier of 12 months from termination or the date the executive becomes eligible for medical benefits with another employer.
Further, the agreements provided that upon termination by the Company without Cause or by the executive for Good Reason within a period of one year following a Change of Control (as defined below), or 90 days preceding the earlier to occur of a Change of Control or the execution of a definitive agreement the consummation of which would result in a Change of Control, the executive would be entitled to receive: (i) a lump sum payment equal to 18 months of the executive’s then-current base salary; (ii) a lump sum payment equal to 1.5 times the target bonus for the year of termination; (iii) acceleration of all unvested equity awards as of the date of termination; and (iv) continued

coverage under our group health insurance plan with the cost of such coverage shared in the same relative proportion by the Company and the executive as in effect on their last day of employment until the earlier of 18 months from termination or the date the executive becomes eligible for medical benefits with another employer. Payment in each case would be subject to the executive’s execution of a release satisfactory to us following such termination. In addition, if the executive’s employment terminated as a result of disability or death, they would be entitled to receive a pro-rated target bonus for the period during which the executive was employed in the year of termination.
The following definitions apply to the severance terms under each executive’s amended and restated employment agreement:
“Cause” means (i) the executive’s conviction of (A) a felony or (B) any misdemeanor involving moral turpitude, deceit, dishonesty or fraud; (ii) the executive’s willful failure or refusal to comply with lawful directions of such executive’s supervisor, which failure or refusal continues for more than five business days after written notice is given to the executive by such executive’s supervisor, which notice sets forth in reasonable detail the nature of such failure or refusal; (iii) willful and material breach by the executive of a material written Company policy applicable to the executive or the executive’s covenants and/or obligations under his or her employment agreement, provided that the breach is not cured within 5 business days; and/or (iv) misconduct by the executive that materially damages us or any of our affiliates.
“Good Reason” means (i) relocation of the executive’s principal business location to a location more than 30 miles from the executive’s then-current business location; (ii) a material diminution in the executive’s duties, authority or responsibilities; (iii) a material reduction in the executive’s base salary; or (iv) willful and material breach by us or our covenants and/or obligations under the executive’s employment agreement.
“Change of Control” means the occurrence of any of the following events: (i) any person (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the beneficial owner, directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting power represented by the Company’s then outstanding voting securities (excluding for this purpose any such voting securities held by the Company, or any affiliate, parent or subsidiary of the Company, or by any employee benefit plan of the Company) pursuant to a transaction or a series of related transactions; (ii) a merger or consolidation of the Company other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) at least fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; (iii) our stockholders approve an agreement for the sale or disposition by the Company of all or substantially all of our assets; or (iv) a change in the composition of our board of directors, as a result of which fewer than a majority of the directors are incumbent directors.

The following table sets forth the amounts payable to each of our current named executive officers based on an assumed termination as of December 31, 2023 based upon certain designated events.

Name	Cash Severance	Health and Other Insurance Benefits	Stock Options (Unvested and Accelerated)	Total
Mark P. Lappe
Termination for reasons other than Cause, death or Disability, or for Good Reason	$675,000	$28,271	$1,739,781	$2,443,052
Termination in connection with a Change of Control	$1,620,000	$42,406	$2,705,552	$4,367,958
Brendan P. Eckelman, Ph.D.
Termination for reasons other than Cause, death or Disability, or for Good Reason	$520,000	$28,425	$581,467	$1,129,892
Termination in connection with a Change of Control	$1,131,000	$42,638	$958,225	$2,131,863
Kelly D. Deck, C.P.A.
Termination for reasons other than Cause, death or Disability, or for Good Reason	$430,000	$28,271	$836,837	$1,295,108
Termination in connection with a Change of Control	$935,250	$42,406	$1,273,677	$2,251,333
Elements of Compensation
Base Salary
The Compensation Committee reviews the base salaries of our executive officers, including our named executive officers, from time to time and makes adjustments as it determines to be reasonable and necessary to reflect the scope of an executive officer’s performance, role, responsibilities, skills, and experience.
In 2023, the annual base salaries for Mr. Lappe, Dr. Eckelman, and Ms. Deck were increased to $675,000, $520,000, and $430,000, respectively.
Annual Performance Bonus
The Company also provides executive officers with annual performance-based cash bonuses, which are specifically designed to reward executives for overall Company performance in a given year. Corporate goals are established by the Compensation Committee with input from senior management. The target annual cash bonus amounts relative to base salary vary depending on each executive’s accountability, scope of responsibilities, and potential impact on the Company’s performance.
The Compensation Committee considers the Company’s overall performance for the preceding fiscal year in deciding whether to award a bonus and, if one is to be awarded, the amount of the bonus. The annual cash bonus for each executive officer is based 100% on overall Company performance. The Compensation Committee retains the ability to apply discretion in making adjustments to the final bonus payouts.
The evaluation of Company performance for 2023 bonus purposes was based on the achievement, or failure to achieve, a set of weighted performance goals. The Company’s 2023 performance goals generally fell into the categories of executing on the progression of our clinical programs, obtaining sufficient funding through various methods, expanding existing and new business development relationships, and increasing the visibility of the Company to outside investors and the public. For fiscal year 2023, the Compensation Committee determined that the Company achieved 100% of the performance goals and thus the executive officers should be paid their bonuses at 100% of the targeted levels. Accordingly, the following table sets forth the target bonus for each of the named executive officers for fiscal year 2023 and the resulting incentive payout, based on the level of achievement of the 2023 corporate goals:

Name	Title	Fiscal Year 2023 Incentive Bonus Rate at Target	2023 Evaluation of Company Performance	Final Ratio Incentive Bonus as a Percentage of Base Salary	Fiscal Year 2023 Incentive Bonus Award ($)
Mark P. Lappe	Chief Executive Officer and President	60%	100%	60%	$405,000
Brendan P. Eckelman, Ph.D.	Chief Scientific Officer	45%	100%	45%	$234,000
Kelly D. Deck, C.P.A.	Chief Financial Officer	45%	100%	45%	$193,500
Equity-Based Compensation
Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership opportunity, and help to align the interests of our executive officers and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention. Accordingly, our Compensation Committee periodically reviews the equity incentive compensation of our executives and other employees, including our named executive officers, and from time to time may grant equity incentive awards to them in the form of stock options.
Outstanding equity awards of our named executive officers as of December 31, 2023 are reflected in the “Outstanding Equity Awards as of December 31, 2023” table below.
Rule 10b5-1 Trading Plans
Certain of our employees, including directors and executive officers, have adopted, or may in the future adopt, written plans, known as Rule 10b5-1 Plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 Plan, a broker executes trades pursuant to parameters established by the individual when entering into the plan, without further direction from the individual. The individual may amend or terminate the 10b5-1 Plan in limited circumstances.
401(k) Retirement Plan
We maintain a tax-qualified retirement plan that provides eligible employees, including our named executive officers, with an opportunity to save for retirement on a tax-advantaged basis. All participants’ interests in their contributions are 100% vested when contributed. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Our retirement plan is intended to qualify under Section 401(a) of the Code. Our plan authorizes employer safe harbor matching contributions up to 5% of an employee’s annual compensation, which were suspended beginning in the second quarter of 2020 and reinstated at the beginning of 2021.
Health and Welfare Benefits
Our named executive officers are eligible to participate in our employee benefit plans and programs, which include medical, dental, and vision benefits, life and disability insurance, and wellness and tuition reimbursement, to the same extent as our other full-time employees generally, subject to the terms and eligibility requirements of those plans and programs.
Hedging
The Company maintains an insider trading policy that generally prohibits executives and directors from engaging in any transaction in which they may profit from short-term speculative swings in the value of the Company’s securities. This includes “short sales” (selling borrowed securities that the seller hopes can be purchased at a lower price in the future) or “short sales against the box” (selling owned, but not delivered securities), and “put” and “call” options. To date, no directors or executives have engaged in these activities.

Compensation Consultant
The Compensation Committee also retained an independent compensation consultant in 2023 to assist in evaluating the Company’s executive compensation program. Market pay data from both the peer group and industry data sources are collectively a primary factor for the Compensation Committee in setting target levels of base salary, annual incentive awards, and long-term incentive awards, and are taken into account along with performance in determining base pay increases. In 2023, Aon Consulting, Inc., or Aon, an independent consulting firm, was retained to conduct a competitive review and analysis of the Company’s executive compensation program. Aon, in coordination with Company management, identified a peer group of similarly situated companies across business segment and size metrics (e.g., business sector, stage of development, market cap, and revenue) and presented an assessment of the compensation of the Company’s executive officers relative to market/peer group pay data for various elements of executive compensation, including base salary, target bonus opportunities, target total cash compensation, and equity ownership. The Compensation Committee analyzed this data in consultation with Company management and Aon, and thereafter established the 2023 compensation packages for the Company’s executive officers.
Outstanding Equity Awards as of December 31, 2023
The following table shows certain information regarding outstanding equity awards as of December 31, 2023 for our named executive officers:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mark P. Lappe	105,729	39,271	—	$33.63	1/15/2031	(1)
	—	100,000	—	$23.30	1/3/2033	(2)
Brendan P. Eckelman, Ph.D.	29,167	10,833	—	$33.63	1/15/2031	(1)
	—	40,000	—	$23.30	1/3/2033	(2)
Kelly D. Deck, C.P.A.	80,543	—	—	$10.52	11/26/2028	(3)
	31,641	2,877	—	$11.25	4/21/2030	(4)
	51,042	18,958	—	$33.63	1/15/2031	(1)
	9,583	10,417	—	$34.16	1/11/2032	(5)
	—	30,000	—	$23.30	1/3/2033	(2)
________________
(1)These stock option grants were made pursuant to our 2017 Plan with the following vesting schedule: 25% of the shares vested on the first anniversary of the vesting commencement date, or January 15, 2022, and 1/48th of the shares vest monthly thereafter.
(2)These stock option grants were made pursuant to our 2017 Plan with the following vesting schedule: 25% of the shares vested on the first anniversary of the vesting commencement date, or January 3, 2024, and 1/48th of the shares vest monthly thereafter.
(3)This stock option grant was made pursuant to our 2017 Plan with the following vesting schedule: 25% of the shares vested on the first anniversary of the vesting commencement date, or November 26, 2019, and 1/48th of the shares vest monthly thereafter.
(4)This stock option grant was made pursuant to our 2017 Plan with the following vesting schedule: 25% of the shares vested on the first anniversary of the vesting commencement date, or April 21, 2021, and 1/48th of the shares vest monthly thereafter.

(5)This stock option grant was made pursuant to our 2017 Plan with the following vesting schedule: 25% of the shares vested on the first anniversary of the vesting commencement date, or January 11, 2023, and 1/48th of the shares vest monthly thereafter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2023:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (1)	6,493,526	$23.22	532,550
Equity compensation plans not approved by security holders	—	—	—
Total	6,493,526	$23.22	532,550	(2)
________________
(1)This consists of our 2017 Plan.
(2)The reserve for shares available under our 2017 Plan will be increased on the first fiscal day of each year of the Company during the period beginning in fiscal year 2021 and ending on the second day of fiscal year 2030, in an amount equal to the lesser of (i) 4% of the number of outstanding shares of common stock on such date and (ii) an amount determined by the 2017 Plan administrator. Notwithstanding the foregoing, the maximum number of shares that may be issued as incentive stock options under the 2017 Plan is 60 million.
Security Ownership of Certain Beneficial Owners
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 21, 2024 by (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors, director nominees, and named executive officers (as disclosed in this Annual Report); and (iii) all of our executive officers, directors, and director nominee as a group. Unless otherwise indicated in the table or the footnotes to the following table, each person named in the table has sole voting and investment power and such person’s address is c/o Inhibrx, Inc., 11025 N. Torrey Pines Rd., Suite 200, La Jolla, California 92037.
We determined the number of shares of common stock beneficially owned by each person under rules promulgated by the SEC, based on information obtained from Company records and filings with the SEC on or before February 21, 2024. In cases of holders who are not directors, director nominee, and named executive officers, Schedules 13G or 13D filed with the SEC (and, consequently, ownership reflected here) often reflect holdings as of a date prior to February 21, 2024. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity had the right to acquire within sixty (60) days of February 21, 2024. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual.
Applicable percentages are based on 47,392,447 shares of common stock outstanding as of February 21, 2024, as adjusted as required by the rules promulgated by the SEC.

	Beneficial Ownership (1)
Name and Address of Beneficial Owner	Number of Common Stock	Percent of Common Stock
5% or Greater Stockholders
Entities affiliated with Viking Global Opportunities Illiquid Investments Sub-Master LP (2)	7,150,826	15.09%
Entities affiliated with RA Capital Healthcare Fund, L.P. (3)	4,735,648	9.99%
Entities affiliated with Perceptive Life Sciences Master Fund, Ltd. (4)	4,787,602	9.99%
Entities affiliated with BlackRock, Inc. (5)	2,715,672	5.73%
Named Executive Officers and Directors
Mark P. Lappe (6)	3,194,717	6.72%
Brendan P. Eckelman, Ph.D. (7)	2,400,553	5.06%
Kelly D. Deck, C.P.A. (8)	192,561	*
Jon Faiz Kayyem, Ph.D. (9)	3,309,060	6.98%
Douglas G. Forsyth (10)	633,016	1.33%
Kimberly Manhard (11)	36,743	*
Kristiina Vuori, M.D., Ph.D. (12)	24,375	*
All current executive officers and directors as a group (7 persons)	9,791,025	20.62%
________________
* Indicates beneficial ownership of less than 1%.
(1)Beneficial ownership of shares and percentage ownership are determined in accordance with the rules of the SEC. Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.
(2)Consists of (i) 6,305,866 shares of common stock held by Viking Global Opportunities Illiquid Investments Sub-Master LP, or VGOP, (ii) 333,333 shares of common stock held by KAVRA 104 LLC, or KAVRA 104, and (iii) 511,627 shares of common stock held by Viking Global Opportunities Drawdown (Aggregator) LP, or VGOD. Excludes pre-funded warrants to purchase 1,038,765 shares of common stock held by VGOP. The pre-funded warrants do not allow for an exercise that would result in the holder of such pre-funded warrants (together with its affiliates, any “group” or any other persons whose beneficial ownership could be aggregated with the holder) would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately following exercise. Viking Global Investors LP, or VGI, provides managerial services to VGOP, KAVRA 104, and VGOD. VGI has the authority to dispose of and vote the shares of common stock directly held by VGOP, KAVRA 104 and VGOD. Viking Global Opportunities Parent GP LLC, or Opportunities Parent, is the sole member of Viking Global Opportunities GP LLC, or Opportunities GP, which has the authority to dispose of and vote the shares of common stock controlled by Viking Global Opportunities Portfolio GP LLC (which consists of the shares of common stock directly held by VGOP), and KAVRA 104, and is the sole member of Viking Global Opportunities Drawdown GP LLC, which has the authority to dispose of and vote the shares of common stock controlled by Viking Global Opportunities Drawdown Portfolio GP LLC (which consists of the shares of common stock directly held by VGOD). Mr. O. Andreas Halvorsen, Mr. David C. Ott and Ms. Rose S. Shabet, as Executive Committee Members of Viking Global Partners LLC (general partner of VGI) and Opportunities GP have shared authority to dispose of and vote the shares of common stock beneficially owned by VGI and Opportunities Parent. None of Mr. Halvorsen, Mr. Ott, and Ms. Shabet directly owns any shares of common stock. The address for these entities is 600 Washington Boulevard, Floor 11, Stamford, Connecticut, 06901.
(3)Consists of 4,724,207 shares of common stock held by RA Capital Healthcare Fund, L.P., or the Fund, and 11,441 shares of common stock the Fund beneficially owns based on the right to acquire upon exercise of pre-funded warrants, subject to the beneficial ownership blocker of the pre-funded warrants. Excludes pre-funded warrants to purchase 2,735,804 shares of common stock held by the Fund. The pre-funded warrants do not allow for an exercise that would result in the holder of such pre-funded warrants (together with its affiliates, any “group” or any other persons whose beneficial ownership could be aggregated with the holder) would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately following exercise. RA Capital Healthcare Fund GP, LLC is the general partner of the Fund. The general partner of RA Capital Management, L.P., or RA Capital, is RA Capital Management GP, LLC, of which Dr. Peter Kolchinsky and Mr. Rajeev Shah are the controlling persons. RA Capital serves as investment adviser for the Fund. RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed to have voting and investment power over the shares held by the Fund. RA Capital, Dr. Kolchinsky and Mr. Shah disclaim beneficial ownership of the securities listed above except to the extent of any pecuniary interest therein. The address for the individuals and entities listed above is c/o RA Capital Management, L.P., 200 Berkeley Street, 18th Floor, Boston, Massachusetts 02116.
(4)Consists of 4,256,104 shares of common stock held by Perceptive Life Sciences Master Fund, Ltd, or the Master Fund, and 531,498 shares of common stock the Master Fund beneficially owns based on the right to acquire upon exercise of pre-funded warrants, subject to the beneficial ownership blocker of the pre-funded warrants. Excludes pre-funded warrants to purchase 2,397,128 shares of common stock held by the Fund. The pre-funded warrants do not allow for an exercise that would result in the holder of such pre-funded warrants (together with its affiliates, any “group” or any other persons whose beneficial ownership could be aggregated with the holder) would beneficially own more than 9.99% of the number of shares of common stock outstanding immediately following exercise. Perceptive Advisors LLC serves as the investment manager to the Master Fund and Mr. Joseph Edelman is the managing member of Perceptive Advisors LLC. The address for the individual and entities listed above is 51 Astor Place, 10th Floor, New York, New York 10003.
(5)Consists of 2,715,672 shares of common stock held by BlackRock, Inc. and its affiliates. The address for this entity is BlackRock, Inc., 50 Hudson Yards, New York, New York 10001.
(6)Consists of (i) 2,486,192 shares of common stock held by The Lappe Family Trust, (ii) 59,462 shares of common stock held by The Mark Paul Lappe Roth IRA, (iii) 500,000 shares of common stock held by The Lappe Descendants’ Trust-SD DTD 12-21-20, and (iv) 149,063 options to purchase shares of common stock that are exercisable as of February 21, 2024 or that will become exercisable within 60 days after such date pursuant to the terms of the 2017 Plan.
(7)Consists of (i) 2,035,553 shares of common stock held by the Eckelman Living Trust dated February 5, 2014, of which Dr. Eckelman is the trustee, (ii) 160,000 shares of common stock held by a trust for the benefit of Dr. Eckelman’s immediate family, (iii) 160,000 shares of common stock held by a trust for the benefit of Dr. Eckelman’s immediate family; and (iv) 45,000 options to purchase shares of common stock that are exercisable as of February 21, 2024 or that will become exercisable within 60 days after such date pursuant to the terms of the 2017 Plan.
(8)Consists of 192,561 options to purchase shares of common stock that are exercisable as of February 21, 2024 or that will become exercisable within 60 days after such date pursuant to the terms of the 2017 Plan.
(9)Consists of (i) 3,224,301 shares of common stock held by The Jon F. Kayyem and Paige Gates-Kayyem Family Trust, of which Dr. Kayyem is the trustee, (ii) 25,000 shares of common stock held in a custodial account managed by Dr. Kayyem for the benefit of Dr. Kayyem's immediate family, and (iii) 25,000 shares of common stock held in a custodial account managed by Dr. Kayyem for the benefit of Dr. Kayyem's immediate family. Also includes 34,759 options to purchase shares of common stock that are exercisable as of February 21, 2024 or that will become exercisable within 60 days after such date pursuant to the terms of the 2017 Plan.
(10)Consists of 598,257 shares of common stock held by the Douglas G. Forsyth and Rosanna Forsyth as Co-Trustees of the Forsyth Family Trust, Dated July 20, 2001. Also includes 34,759 options to purchase shares of common stock that are exercisable as of February 21, 2024 or that will become exercisable within 60 days after such date pursuant to the terms of the 2017 Plan.
(11)Consists of 36,743 options to purchase shares of common stock that are exercisable as of February 21, 2024 or that will become exercisable within 60 days after such date pursuant to the terms of the 2017 Plan.

(12)Consists of 24,375 options to purchase shares of common stock that are exercisable as of February 21, 2024 or that will become exercisable within 60 days after such date pursuant to the terms of the 2017 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence
Our Board annually reviews the independence of all of our directors and affirmatively makes a determination as to the independence of each director based on whether such director satisfies the definition of “independent director” as set forth in the applicable rules of the Nasdaq Stock Market and the SEC. Our Board has determined that all of our directors are independent directors other than Mark P. Lappe, by virtue of his position as Chief Executive Officer of the Company. There are no family relationships among any of our directors or executive officers.
Policies and Procedures on Related Party Transactions
We have adopted a policy that requires all future transactions between us and any director, executive officer, holder of 5% or more of any class of our capital stock, or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K, or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our Audit Committee. Any request for such a transaction must first be presented to our Audit Committee for review, consideration, and approval. In approving or rejecting any such proposal, our Audit Committee is to consider all available information deemed relevant by the Audit Committee, including, but not limited to, the extent of the related person’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.
Related Party Transactions
LAV Summit Limited, or LAV SL, a limited company, is a principal shareholder which owned more than 5% of the Company’s outstanding equity interest during the year ended December 31, 2021. Due to this equity ownership, LAV SL was considered a related party. LAV SL’s General Partner, Lilly Asia Ventures, or LAV, through one of its funds, holds a significant equity ownership position in Chinese biotechnology company, Elpiscience, and the Venture Partner of LAV is the CEO, Founder, and Director at Elpiscience. Accordingly, the Company identified Elpiscience as a related party and all agreements entered into between the Company and Elpiscience through December 31, 2021 are deemed related party agreements. As of December 31, 2021, LAV SL no longer holds more than 5% of the Company’s outstanding equity interest. Accordingly, any future contracts entered into with LAV SL affiliates will not be considered related party transactions.
In April 2018, the Company entered into a license agreement, or the OX40 License Agreement, with Elpiscience, whereby the Company granted Elpiscience an exclusive license to the Company’s multivalent protein therapeutic directed to the biological target OX40, or INBRX-106. Under this agreement, the Company is entitled to reimbursement for certain CMC and toxicology expenses incurred. The Company received $0.2 million in reimbursements under this agreement during the year ended December 31, 2022, and has received $5.4 million to date as of December 31, 2023 and December 31, 2022. During the year ended December 31, 2022, the Company derecognized $32,000 as contra-expenses, all of which was received in cash as of December 31, 2022. The Company did not receive any reimbursements or derecognize any contra-expense during the year ended December 31, 2023. No further reimbursements remain under this contract.
In July 2020, the Company entered into an additional cost sharing agreement with Elpiscience related to the OX40 License Agreement. Under this agreement, the Company is entitled to reimbursement for certain formulation development costs. Reimbursements under this contract are recognized as contra-expense as incurred. The Company received $0.3 million in reimbursements under this agreement during the year ended December 31, 2022 and has received $0.5 million of reimbursements to date as of December 31, 2023 and December 31, 2022. The Company did not receive any reimbursements or derecognize any contra-expense during the year ended December 31, 2023. No further reimbursements remain under this contract.
In August 2023, the Company entered into the Purchase Agreement with certain beneficial owners of more than 5% of the Company’s common stock, pursuant to which the Company sold and issued 3,621,314 shares of the Company’s common stock for $19.35 per share and pre-funded warrants to purchase 6,714,636 shares of the Company’s common stock in the Private Placement. The purchase price of the pre-funded warrants was $19.3499 per pre-funded warrant, with an exercise price of $0.0001 per share. The holders of more than 5% of the Company’s outstanding common stock shown in the table below purchased securities in the Private Placement.

Purchaser	Shares of Common Stock	Warrant Shares Underlying Pre-Funded Warrant	Aggregate Purchase Price
Viking Global Opportunities Illiquid Investments Sub-Master LP	—	1,038,765	$20,099,998.87
Viking Global Opportunities Drawdown (Aggregator) LP	511,627	—	$9,899,982.45
RA Capital Healthcare Fund, L.P.	870,340	2,747,245	$69,999,995.03
Perceptive Life Sciences Master Fund, Ltd.	688,960	2,928,626	$69,999,996.24
In connection with the execution of the Merger Agreement, the Company entered into an Agreement relating to the Pre-Funded Warrant to Purchase Common Stock and Securities Purchase Agreement, dated as of January 22, 2024, by and between the Company and each holder of the pre-funded warrants, or the Private Placement Warrant Amendment, clarifying the treatment of the pre-funded warrants in connection with the Merger and the spin-off such that the holders of the pre-funded warrants will receive the Merger Consideration (as defined in the Merger Agreement) and, pursuant to the terms of the pre-funded warrants, receive warrants to purchase up to an aggregate of 1,678,661 shares of New Inhibrx common stock with terms, rights and obligations equivalent to the pre-funded warrants, in each case, subject to conditions specified in such amendment.
During the years ended December 31, 2023 and December 31, 2022, there were no other transactions or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements with our executive officers and non-employee directors described in “Executive Compensation” and “Director Compensation,” respectively.
Related Party Transaction related to the Merger and Spin Out
In January 2024, we entered into the Merger Agreement with Aventis, a wholly owned indirect subsidiary of Sanofi, whereby Sanofi will indirectly acquire, through Aventis, all the assets and liabilities primarily related to INBRX-101. Immediately prior to the closing of the Merger, all assets and liabilities not primarily related to INBRX-101 will be spun out into New Inhibrx.
Under the terms of the Merger Agreement, Aventis will acquire all of our outstanding shares through a merger, and in turn, each of our shareholders will receive: (i) $30.00 per share in cash, (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone and (iii) one SEC-registered, publicly listed, share of New Inhibrx for every four shares of Inhibrx common stock held. In addition, in connection with the transaction, Aventis will (1) assume and retire our outstanding third-party debt, including our debt arrangements with Oxford, (2) cause New Inhibrx to be funded with $200 million in cash, and (3) retain an equity interest in New Inhibrx of approximately 8%. Subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals, we currently expect the transaction to close during the second quarter of 2024.
In connection with the execution of the Merger Agreement, the Company entered into the Private Placement Warrant Amendment clarifying the treatment of the pre-funded warrants in connection with the Merger and the spin-off such that the holders of the pre-funded warrants will receive the Merger Consideration (as defined in the Merger Agreement) and, pursuant to the terms of the pre-funded warrants, receive warrants to purchase up to an aggregate of 1,678,661 shares of New Inhibrx common stock with terms, rights and obligations equivalent to the pre-funded warrants, in each case, subject to conditions specified in such amendment.

As of February 21, 2024, our directors and executive officers owned, in the aggregate, approximately 20.6% of the outstanding voting shares of our common stock. See “Security Ownership of Certain Beneficial Owners” above.

Item 14. Principal Accountant Fees and Services
Fees for Independent Registered Public Accounting Firm
 The following table presents the fees billed to the Company by BDO USA, P.C., or BDO, for professional services rendered for the years ended December 31, 2023 and December 31, 2022, respectively:

	2023	2022
Audit Fees	$690,153	$532,697
Audit-Related Fees	—	—
Tax Fees	93,456	44,400
All Other Fees	—	—
Total	$783,609	$577,097
Audit Fees: For the years ended December 31, 2023 and December 31, 2022, the aggregate audit fees billed by our independent registered public accounting firm were for professional services performed by BDO for the audit of our annual financial statements included in our Form 10-K filing and review of financial statements included in our quarterly Form 10-Q filings, reviews of registration statements and issuances of consents, comfort letters, and services that are normally provided in connection with statutory and regulatory filings or engagements.
Audit-Related Fees: For the years ended December 31, 2023 and December 31, 2022, there were no fees billed by our independent registered accounting firm for audit-related fees.
Tax Fees: For the years ended December 31, 2023 and December 31, 2022, the tax-related fees billed by an affiliate of our independent registered accounting firm pertained to services related to tax return preparation, tax planning services, and Section 382 analysis related to the Company’s NOLs.
All Other Fees: For the years ended December 31, 2023 and December 31, 2022, there were no fees billed by our independent registered accounting firm for other services, other than the fees described above.
Pre-Approval Policies and Procedures
All audit and non-audit services provided by BDO must be pre-approved by the Audit Committee. BDO will provide the Audit Committee with an engagement letter during the first half of the fiscal year, outlining the scope of the proposed services and estimated fees for the fiscal year. Pre-approval may be given for a category of services, provided that (i) the category is reasonably narrow and detailed and (ii) the Audit Committee establishes a fee limit for such category. The Audit Committee may delegate to any member of the Audit Committee the authority to grant pre-approval of permitted non-audit services to be provided by BDO between Audit Committee meetings; provided, however, that any such pre-approval shall be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all audit and permitted non-audit services provided by BDO for the years ended December 31, 2023 and December 31, 2022.

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

Index to Exhibits

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
2.1	Agreement and Plan of Merger, dated as of January 22, 2024, by and among Inhibrx, Inc., Aventis Inc., and Art Acquisition Sub, Inc.		8-K	001-39452	1/23/2024
2.2	Separation and Distribution Agreement, dated as of January 22, 2024, by and among Inhibrx, Inc., Ibex SpinCo, Inc., and Aventis Inc.		8-K	001-39452	1/23/2024
3.1	Amended and Restated Certificate of Incorporation.		8-K	001-39452	8/21/2020
3.2	Amended and Restated Bylaws.		8-K	001-39452	8/21/2020
4.1	Form of Common Stock Certificate.		S-1	333-231907	6/3/2019
4.2	Second Amended and Restated Investors’ Rights Agreement, dated April 6, 2020, by and among the Registrant and the investors named therein.		S-1	333-240135	7/28/2020
4.3^	Form of Warrant to Purchase Stock by and between the Registrant and Oxford Finance LLC.		S-1	333-240135	7/28/2020
4.4	Amendment to Warrants to Purchase Stock, dated January 22, 2024, by and between Inhibrx, Inc. and Oxford Finance LLC.		8-K	001-39452	1/23/2024
4.5	Description of the Registrant’s Securities.		10-K	001-39542	3/12/2021
4.6	Form of Pre-Funded Warrant to Purchase Common Stock.		8-K	001-39452	8/29/2023
4.7
Form of Agreement to Pre-Funded Warrant to Purchase Common Stock and Securities Purchase Agreement, dated January 22, 2024, by and between Inhibrx, Inc. and each holder of the Private Placement Warrants party thereto.
			8-K	001-39452	1/23/2024
10.1Δ	Form of Indemnification Agreement.		S-1	333-240135	7/28/2020
10.2Δ	Third Amended and Restated Executive Employment Agreement, effective as of January 1, 2023, by and between the Company and Mark Lappe		10-Q	001-39452	11/07/2022
10.3Δ	Second Amended and Restated Executive Employment Agreement, effective as of January 1, 2022, by and between the Registrant and Brendan Eckelman, Ph.D.		10-Q	001-39452	11/09/2021
10.4Δ	Second Amended and Restated Executive Employment Agreement, effective as of January 1, 2023, by and between the Company and Kelly Deck		10-Q	001-39452	11/07/2022
10.5Δ	Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan.		S-1/A	333-240135	8/12/2020
10.6Δ	Form of Stock Option Grant Notice under the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan.		S-1	333-231907	6/3/2019
10.7Δ	Form of Restricted Stock Agreement under the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan.		S-1	333-231907	6/3/2019
10.8Δ	Non-Employee Director Compensation Policy.		S-1	333-240135	7/28/2020
10.9†	License Agreement, dated July 1, 2013, by and between INBRX 103, LLC and Celgene Corporation.		S-1	333-231907	6/3/2019

10.10	Amendment to License Agreement, dated November 23, 2018, by and among the Registrant, INBRX 103, LLC and Celgene Corporation.		S-1	333-231907	6/3/2019
10.11†	License Agreement, dated June 21, 2017, by and between the Registrant and Transcenta Holding Ltd.		S-1	333-231907	6/3/2019
10.12	Technical Services Agreement, dated March 19, 2018, by and between the Registrant and Transcenta Holding Ltd.		S-1	333-231907	6/3/2019
10.13	Technical Services Agreement, dated October 6, 2018, by and between the Registrant and Transcenta Holding Ltd.		S-1	333-231907	6/3/2019
10.14†	License Agreement, dated February 28, 2018, by and between the Registrant and Elpiscience Biopharmaceuticals, Inc.		S-1	333-231907	6/3/2019
10.15	Termination Agreement, dated February 26, 2024, by and between the Registrant and Elpiscience Biopharmaceuticals, Inc.	X
10.16†	License Agreement, dated April 30, 2018, by and between the Registrant and Elpiscience Biopharmaceuticals, Inc.		S-1	333-231907	6/3/2019
10.17†	License Agreement, dated December 20, 2018, by and between the Registrant and bluebird bio, Inc.		S-1	333-231907	6/3/2019
10.18	Lease Agreement, dated September 8, 2017, by and between the Registrant and HCP TPSP, LLC.		S-1	333-231907	6/3/2019
10.19	First Amendment to Lease, dated May 21, 2019, by and between the Registrant and HCP TPSP, LLC.		S-1	333-231907	6/3/2019
10.20†	Option and License Agreement, dated June 9, 2020, by and between the Registrant and bluebird bio, Inc.		S-1	333-240135	7/28/2020
10.21	Loan and Security Agreement, dated July 15, 2020, by and between the Registrant and Oxford Finance LLC.		S-1	333-240135	7/28/2020
10.22	First Amendment to Loan and Security Agreement, dated November 12, 2020, by and between the Registrant and Oxford Finance LLC.		10-Q	001-39452	11/13/2020
10.23	Third Amendment to Loan and Security Agreement, dated June 18, 2021, by and between the Registrant and Oxford Finance LLC		8-K	001-39452	6/21/2021
10.24	Fourth Amendment to Loan and Security Agreement, dated February 18, 2022, by and between the Registrant and Oxford Finance LLC		8-K	001-39452	2/22/2022
10.25	Fifth Amendment to Loan and Security Agreement, dated June 15, 2022, by and between the Company and Oxford Finance LLC		8-K	001-39452	6/16/2022
10.26	Sixth Amendment to Loan and Security Agreement, dated October 3, 2022, by and between the Company and Oxford Finance LLC		8-K	001-39452	10/4/2022
10.27†	Amended and Restated Master Services Agreement, dated August 28, 2018, by and between the Registrant and WuXi Biologics (Hong Kong) Limited.		S-1	333-231907	6/3/2019

10.28†	Amendment No. 1 to Amended and Restated Master Services Agreement, dated December 11, 2019, by and between the Registrant and WuXi Biologics (Hong Kong) Limited.		S-1	333-240135	7/28/2020
10.29	Open Market Sale Agreement℠ by and between Jefferies LLC and the Registrant dated September 3, 2021.		S-3ASR	333-259313	9/3/2021
10.30^	Form of Securities Purchase Agreement.		8-K	001-39452	8/29/2023
21.1	Subsidiaries of the Registrant.		S-1	333-231907	6/3/2019
23.1	Consent of BDO USA, P.C., independent registered public accounting firm.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1Δ	Inhibrx, Inc. Clawback Policy		10-Q	001-39452	11/9/2023
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
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

Date: February 28, 2024
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mark P. Lappe	Chief Executive Officer and Chairman (principal executive officer)	February 28, 2024
Mark P. Lappe

/s/ Kelly D. Deck, C.P.A.	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2024
Kelly D. Deck, C.P.A.

/s/ Jon Faiz Kayyem, Ph.D.	Director	February 28, 2024
Jon Faiz Kayyem, Ph.D.

/s/ Douglas G. Forsyth	Director	February 28, 2024
Douglas G. Forsyth

/s/ Kimberly Manhard	Director	February 28, 2024
Kimberly Manhard

/s/ Kristiina Vuori, M.D., Ph.D.	Director	February 28, 2024
Kristiina Vuori, M.D., Ph.D.