Form 10-Q
period 2024-03-31
Inhibrx, Inc.
filed 2024-05-09
CIK 1739614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐    No ☒
As of April 30, 2024, the registrant had 52,401,941 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Quarterly Report, contains express and implied forward-looking statements that involve risks and uncertainties. Except as otherwise indicated by the context, references in this Quarterly Report to “we,” “us” and “our” are to the consolidated business of Inhibrx, Inc., or the Company, or Inhibrx. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “design,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the header “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC, on February 28, 2024. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I — Financial Information
Item 1. Financial Statements.
Inhibrx, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$252,483	$277,924
Accounts receivable	171	171
Other receivables	2,867	607
Prepaid expenses and other current assets	19,017	16,656
Total current assets	274,538	295,358
Property and equipment, net	6,966	6,419
Operating right-of-use asset	2,487	2,952
Other non-current assets	4,586	3,164
Total assets	$288,577	$307,893
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,792	$10,954
Accrued expenses	51,329	43,295
Current portion of long-term debt, net of discount	3,632	—
Current portion of operating lease liability	2,117	2,063
Total current liabilities	71,870	56,312
Long-term debt, including final payment fee	204,578	206,968
Non-current portion of operating lease liability	561	1,110
Total liabilities	277,009	264,390
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued or outstanding as of March 31, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 120,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 49,234,225 and 47,369,511 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	5	5
Additional paid-in-capital	704,007	657,232
Accumulated deficit	(692,444)	(613,734)
Total stockholders’ equity	11,568	43,503
Total liabilities and stockholders’ equity	$288,577	$307,893
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Revenue:
License fee revenue	$—	$17
Total revenue	—	17
Operating expenses:
Research and development	63,851	37,386
General and administrative	9,974	6,397
Total operating expenses	73,825	43,783
Loss from operations	(73,825)	(43,766)
Other income (expense):
Interest expense	(8,130)	(7,563)
Interest income	3,304	2,483
Other expense, net	(59)	(70)
Total other expense	(4,885)	(5,150)
Loss before income tax expense	(78,710)	(48,916)
Provision for income taxes	—	—
Net loss	(78,710)	(48,916)
Net loss per share, basic and diluted	$(1.44)	$(1.12)
Weighted-average shares of common stock and pre-funded warrants outstanding, basic and diluted	54,554	43,575
The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	47,369	$5	$657,232	$(613,734)	$43,503
Stock-based compensation expense	—	—	6,397	—	6,397
Issuance of shares upon exercise of stock options	1,865	—	40,378	—	40,378
Net loss	—	—	—	(78,710)	(78,710)
Balance as of March 31, 2024	49,234	$5	$704,007	$(692,444)	$11,568

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	43,564	$4	$430,426	$(372,373)	$58,057
Stock-based compensation expense	—	—	5,636	—	5,636
Issuance of shares upon exercise of stock options	31	—	356	—	356
Net loss	—	—	—	(48,916)	(48,916)
Balance as of March 31, 2023	43,595	$4	$436,418	$(421,289)	$15,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

Inhibrx, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Cash flows from operating activities
Net loss	$(78,710)	$(48,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	360	295
Accretion of debt discount and non-cash interest expense	1,242	1,196
Stock-based compensation expense	6,397	5,636
Non-cash lease expense	465	427
Loss on disposal of fixed assets	—	2
Changes in operating assets and liabilities:
Accounts receivable	—	(61)
Other receivables	(610)	—
Receivables from related parties	—	14
Prepaid expenses and other current assets	(2,361)	(2,848)
Other non-current assets	(1,422)	—
Accounts payable	4,050	2,332
Accrued expenses	8,034	2,442
Operating lease liability	(495)	(446)
Deferred revenue, current portion	—	(17)
Net cash used in operating activities	(63,050)	(39,944)
Cash flows from investing activities
Purchase of fixed assets	(1,119)	(23)
Net cash used in investing activities	(1,119)	(23)
Cash flows from financing activities
Proceeds from the exercise of stock options	38,728	356
Net cash provided by financing activities	38,728	356
Net decrease in cash and cash equivalents	(25,441)	(39,611)
Cash and cash equivalents at beginning of period	277,924	273,865
Cash and cash equivalents at end of period	$252,483	$234,254

Supplemental schedule of non-cash investing and financing activities
Payable for purchase of fixed assets	$307	$258
Receivable for proceeds from the exercise of stock options	$1,650	$—

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
Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the fiscal year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Merger and Spin-Off
On January 22, 2024, the Company, Aventis Inc., or Parent, a wholly owned indirect subsidiary of Sanofi, and Art Acquisition Sub, Inc., or the Merger Sub, a wholly owned subsidiary of Parent, entered into an Agreement and Plan of Merger, or the Merger Agreement. Pursuant to the terms of the Merger Agreement, Parent will acquire all outstanding shares of the Company via the merger of Merger Sub with and into the Company, or Merger, with the Company surviving the Merger as a wholly owned subsidiary of Parent, and in turn each shareholder will receive (i) $30.00 per share in cash, (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone, and (iii) one SEC-registered, publicly listed, share of Inhibrx Biosciences, Inc., or New Inhibrx, for every four shares of Inhibrx common stock held. In addition, in connection with the transaction, Parent will (1) assume and retire the Company’s outstanding third-party debt, (2) cause New Inhibrx to be funded with $200.0 million in cash, and (3) retain an equity interest in New Inhibrx of approximately 8%.
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
The boards of directors of both the Company and Sanofi have unanimously approved the spin-off and the Merger. Parent will pay transaction consideration totaling approximately $2.2 billion in aggregate value. Parent will also make payments at the closing of the Merger to settle the Company’s third-party debt. Following the closing of the Merger, New Inhibrx will continue to operate under the Inhibrx name. Parent’s acquisition of the Company is subject to the completion of the New Inhibrx spin-off transaction and other customary closing conditions, including approval by the Company’s shareholders. The companies expect the transaction to close in the second quarter of 2024.
The Merger Agreement contains certain termination rights for each of the Company and Parent. Upon termination of the Merger Agreement in accordance with its terms, under certain circumstances, the Company will be required to pay Parent a termination fee in an amount equal to $54.5 million, including if the Merger Agreement is terminated due to (i) the Company accepting a Superior Proposal (as defined in the Merger Agreement) or (ii) the board of directors changing its recommendation that stockholders vote to approve the Merger Agreement. This termination fee will also be payable by the Company if the Merger Agreement is terminated under certain circumstances and prior to such termination, a proposal to acquire the 101 Business or more than 50% of the Company’s stock or assets is made or publicly announced and not publicly withdrawn and the Company enters into a definitive agreement for, or completes, any transaction involving the acquisition of the 101 Business or more than 50% of its stock or assets within twelve months of such termination. The Merger Agreement also provided that Parent will be required to pay the Company a reverse termination fee of $92.1 million if the Merger is not consummated due to the failure of certain conditions to be satisfied as a result of failure to obtain antitrust clearance. The Company and Parent filed notification of the proposed Merger with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act. The applicable waiting period under the HSR Act expired on March 11, 2024.
Liquidity
As of March 31, 2024, the Company had an accumulated deficit of $692.4 million and cash and cash equivalents of $252.5 million. From its inception and through March 31, 2024, the Company has devoted substantially all of its efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of its therapeutic candidates, pre-commercialization activities, organizing and staffing the Company, establishing its intellectual property portfolio and raising capital to support and expand these activities.
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
Cash and Cash Equivalents
Cash and cash equivalents are comprised of cash held in financial institutions including readily available checking, overnight sweep, and money market accounts.
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

During the three months ended March 31, 2023, the Company’s investments in debt securities consisted of U.S. Treasury Bills, which were classified as Level 1 in the fair value hierarchy. Due to the short-term nature of these securities which were classified as cash equivalents, the amortized value approximated fair value and the Company did not remeasure these instruments at fair value. As of March 31, 2024 and December 31, 2023, the Company held no investments in debt securities. The Company’s outstanding debt is classified as Level 2 in the fair value hierarchy. As of March 31, 2024 and December 31, 2023, the Company had no financial instruments measured at fair value on a recurring basis.
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
For purposes of the diluted net loss per share calculation, other than pre-funded warrants as discussed above, warrants for purchase of common stock and stock options are considered to be potentially dilutive securities. Accordingly, for the three months ended March 31, 2024 and March 31, 2023, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Potentially dilutive securities not included in the calculation of diluted net loss per share, because to do so would be anti-dilutive, as weighted based on the period outstanding, are as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Outstanding stock options	6,042	5,785
Warrants to purchase common stock	47	47
Total	6,089	5,832
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
Recently Issued but Not Yet Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company's consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on the Company's consolidated financial statements and related disclosures.

2. OTHER FINANCIAL INFORMATION
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2024	DECEMBER 31, 2023
Clinical drug substance and product manufacturing (1)	$8,510	$9,888
Clinical trials (2)	8,372	5,409
Licenses	1,044	728
Outside research and development services (3)	552	265
Other	539	366
Prepaid expense and other current assets	$19,017	$16,656
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
Property and Equipment, Net
Property and equipment, net were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2024	DECEMBER 31, 2023
Machinery and equipment	$8,519	$8,480
Furniture, fixtures, and other	542	540
Leasehold improvements	795	441
Computer software	53	53
Construction in process (1)	4,088	3,592
Total property and equipment	13,997	13,106
Less: accumulated depreciation and amortization	(7,031)	(6,687)
Property and equipment, net	$6,966	$6,419
(1) Consists of renovations to the Company’s office space and software not yet placed in service.

Depreciation and amortization expense totaled $0.4 million and $0.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively, and consisted of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Research and development	$256	$237
General and administrative	104	58
Total depreciation and amortization expense	$360	$295

Accrued Expenses
Accrued expenses were comprised of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2024	DECEMBER 31, 2023
Clinical drug substance and product manufacturing(1)	$29,912	$22,805
Clinical trials(2)	14,105	9,224
Other outside research and development (3)	1,144	1,129
Interest expense	2,344	2,348
Compensation-related	2,100	6,506
Professional fees	1,318	780
Other	406	503
Accrued expenses	$51,329	$43,295
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
3. DEBT
2020 Loan Agreement
In July 2020, the Company entered into a loan and security agreement, or the 2020 Loan Agreement, with Oxford Finance LLC, or Oxford. Under the original 2020 Loan Agreement and subsequent amendments between November 2020 and October 2022, or collectively, the Amended 2020 Loan Agreement, the Company received an aggregate principal amount of $200.0 million over seven tranches, or Terms A-G.
The Company determined each of the amendments under the Amended 2020 Loan Agreement should be treated as modifications of the original 2020 Loan Agreement since the terms and resulting cash flows were not substantially changed upon each of the amendments. The Company has continued to amortize the existing debt discounts prior to modification through the Amended Maturity Date (as defined below).
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
As of March 31, 2024, the Company had $200.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement. The outstanding term loans will mature on January 1, 2027, or the Amended Maturity Date, and bear interest at a floating per annum rate equal to the greater of (1) 8.30% or (2) the sum of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue, (ii) 0.10%, and (iii) 8.19%.
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
The Company’s outstanding debt balance under the Amended 2020 Loan Agreement consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands).

	AS OF	AS OF
	MARCH 31, 2024	DECEMBER 31, 2023
Term A	$10,900	$10,900
Term B	21,800	21,800
Term C	43,600	43,600
Term D	43,600	43,600
Term E	32,700	32,700
Term F	32,700	32,700
Term G	32,700	32,700
Less: debt discount	(9,790)	(11,032)
Total debt	208,210	206,968
Less: Current portion, including debt discount	(3,632)	—
Long-term debt, including debt discount and final payment fee	$204,578	$206,968
As of March 31, 2024, and unless extended in accordance with the terms described above, the Company’s interest-only period will continue through February 2025, with principal payments beginning in March 2025. Future principal payments and final fee payments will be made as follows (in thousands):

AS OF
MARCH 31, 2024
2025	$86,956
2026	104,348
2027	26,696
Total future minimum payments	218,000
Less: unamortized debt discount	(9,790)
Total debt	$208,210
The Company’s obligations under the Amended 2020 Loan Agreement are secured by a first priority security interest of substantially all of the Company’s assets with a positive lien on intellectual property. The Amended 2020 Loan Agreement includes customary events of default, including instances of a material adverse change in the Company’s operations, that may require prepayment of the outstanding term loans. Additionally, following the amendment in June 2021, the Amended 2020 Loan Agreement requires the Company to maintain a minimum cash balance of $20.0 million. As of March 31, 2024, the Company was in compliance with all covenants under the Amended 2020 Loan Agreement and has not received any notification or indication from Oxford of an intent to declare the loan due prior to maturity.
Concurrently with the amendment in February 2022, the Company issued 40,000 warrants to Oxford to purchase shares of the Company’s common stock at an exercise price of $45.00. Upon issuance, the warrants were classified as equity and recorded at their fair value of $0.7 million. See Note 4 for further discussion of these warrants.

Interest Expense
Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount and accretion of the final payment. During the three months ended March 31, 2024, interest expense was $8.1 million, $1.2 million of which related to non-cash amortization of the debt discount and accretion of the final payment. During the three months ended March 31, 2023, interest expense was $7.6 million, $1.2 million of which related to non-cash amortization of the debt discount and accretion of the final payment.
4. STOCKHOLDERS’ EQUITY
Securities Purchase Agreement
In August 2023, the Company entered into a Securities Purchase Agreement, as amended, or the Purchase Agreement, with the Purchasers, pursuant to which the Company sold and issued 3,621,314 shares of the Company’s common stock for $19.35 per share and, with respect to certain Purchasers, pre-funded warrants to purchase 6,714,636 shares of the Company’s common stock in the Private Placement. The purchase price of the pre-funded warrants was $19.3499 per pre-funded warrant, with an exercise price of $0.0001 per share. The Company received gross proceeds of $200.0 million from the Private Placement, before deducting $0.4 million of offering expenses payable by the Company. The pre-funded warrants are equity-classified and carried at the instruments’ fair value upon issuance. The pre-funded warrants are exercisable upon issuance pursuant to certain beneficial ownership limitations as defined in the Purchase Agreement and will expire when exercised in full. As of March 31, 2024, all pre-funded warrants were still outstanding.
Warrants Issued in Connection with Amended 2020 Loan Agreement
As of March 31, 2024, the following equity-classified warrants were outstanding, in addition to the pre-funded warrants discussed above:

Expiration Date	Shares of Common Stock Issuable Upon Exercise of Warrants	Exercise Price per Share
July 15, 2030	7,354	$17.00
February 18, 2032	40,000	$45.00
The Company’s warrants are equity-classified and carried at the instruments’ fair value upon classification into equity, with no subsequent remeasurements.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	AS OF	AS OF
	MARCH 31, 2024	DECEMBER 31, 2023
Options to purchase common stock issued and outstanding	4,623	6,494
Shares available for future equity grants	2,432	533
Pre-funded warrants issued and outstanding	6,715	6,715
Warrants issued and outstanding	47	47
Total common stock reserved for future issuance	13,817	13,789
5. EQUITY COMPENSATION PLAN
Stock Incentive Plan
The Company’s share-based compensation plan, the Amended and Restated 2017 Employee, Director and Consultant Equity Incentive Plan, or the 2017 Plan, provides for the issuance of incentive stock options, restricted and unrestricted stock awards, and other stock-based awards. As of March 31, 2024, an aggregate of 9.7 million shares of common stock were authorized for issuance under the 2017 Plan, of which 2.4 million remained available for issuance.
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
A summary of the Company’s stock option activity under its 2017 Plan for the three months ended March 31, 2024 is as follows (in thousands, except for per share data and years):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	6,494	$23.22
Exercised	(1,865)	$21.65
Forfeited	(6)	$32.97
Outstanding as of March 31, 2024	4,623	$23.84	7.6	$52,413
Vested and exercisable as of March 31, 2024	1,892	$22.84	6.3	$23,474
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 and March 31, 2023 was $25.5 million and $0.4 million, respectively. Aggregate intrinsic value of stock options exercised and outstanding is calculated using the fair value of common stock on the date of exercise and the fair value of common stock as of March 31, 2024, respectively. The total fair value of stock options vested during the three months ended March 31, 2024 and March 31, 2023 was $8.3 million and $7.7 million, respectively. The Company expects all outstanding stock options to vest.
Stock-Based Compensation Expense
The weighted-average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option pricing model, as well as the resulting weighted-average fair value, for the three months ended March 31, 2023 were as follows:

THREE MONTHS ENDED MARCH 31, 2023
Risk-free interest rate	3.81%
Expected volatility	84.31%
Expected dividend yield	—%
Expected term (in years)	6.08
Weighted average fair value	$17.95
The Company did not grant any stock options during the three months ended March 31, 2024.

Stock-based compensation expense for stock options consisted of the following (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Research and development	$4,192	$3,849
General and administrative	2,205	1,787
Total stock-based compensation expense	$6,397	$5,636
As of March 31, 2024, the Company had $45.2 million of total unrecognized stock-based compensation expense related to its stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
6. LEASES
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
The operating right-of-use asset and operating lease liability as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	AS OF	AS OF
	MARCH 31, 2024	DECEMBER 31, 2023
Operating right-of-use asset	$2,487	$2,952

Operating lease liability
Current	$2,117	$2,063
Non-current	561	$1,110
Total operating lease liability	$2,678	$3,173
During the three months ended March 31, 2024 and March 31, 2023, the Company recognized operating lease expense of $0.8 million and $0.9 million, respectively. During each of the three months ended March 31, 2024 and March 31, 2023, the Company paid $0.6 million in cash for amounts included in the measurement of the operating lease liability.
As of March 31, 2024 and December 31, 2023, the Company’s operating lease had a remaining term of 1.3 and 1.5 years, respectively. The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company determined a weighted-average discount rate of 8.2% as of March 31, 2024 and December 31, 2023.

Future minimum rental commitments for the Company’s operating leases reconciled to the operating lease liability are as follows (in thousands):

AS OF
MARCH 31, 2024
2024	1,690
2025	1,137
Thereafter	—
Total future minimum lease payments	$2,827
Less: imputed interest	(149)
Present value of operating lease liability	2,678
Less: current portion of operating lease liability	(2,117)
Non-current portion of operating lease liability	$561
7. COMMITMENTS AND CONTINGENCIES
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
I-Mab Litigation
On March 1, 2022, I-Mab Biopharma, or I-Mab, filed a lawsuit against the Company and Brendan Eckelman, the Company’s co-founder and Chief Scientific Officer, in the United States District Court for the District of Delaware, C.A. No. 22-00276-CJB, asserting claims for misappropriation of trade secrets related to Dr. Eckelman’s service as an expert witness for Tracon Pharmaceuticals, Inc., or Tracon, in Tracon’s arbitration against I-Mab. The parties are currently engaged in expert discovery and summary judgment motions are expected to be filed in or around June 2024, with trial currently scheduled to commence in October 2024. I-Mab is seeking royalty damages and alternative damages in the form of unjust enrichment.
The Company is unable to reasonably estimate possible damages or a range of possible damages in this matter given the uncertainty and therefore has not recorded a liability on its books as of March 31, 2024.
Purchase Commitments
The Company has several ongoing contracts with CROs for preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. While these contracts are generally cancellable, some may contain specific activities that involve one or more noncancellable commitments, including minimum purchase commitments, binding annual forecasts and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from cost of work performed to date and up to twelve months of future committed manufacturing costs. As of March 31, 2024 and December 31, 2023, the noncancellable portion of these contracts totaled in aggregate, excluding amounts paid or incurred at each respective date, approximately $44.8 million and $62.8 million, respectively. The noncancellable purchase commitments relate to the purchase of raw materials and future contract manufacturing of drug supply for INBRX-101.
Contingencies
In connection with the proposed Merger, the Company engaged legal counsel under a contingent fee arrangement. Under this agreement, the Company is obligated to pay a fee of $20.0 million, contingent upon the consummation of the proposed transaction.

The Company also engaged financial advisors under a contingent fee arrangement. Under this agreement, the Company is obligated to pay a fee of 2.0% of the total aggregate consideration paid in the proposed Merger, or $45.0 million.
In the event the Merger is not completed, the Company does not owe any fees to its legal counsel or financial advisors under these agreements. The Company will incur these costs in full upon the consummation of the Merger, if and when it is completed, and has not incurred any portion of these fees as of March 31, 2024.
8. SUBSEQUENT EVENTS
In April 2024, pre-funded warrants to purchase 2,747,245 shares of the Company’s common stock, as issued under the Purchase Agreement, were exercised at an exercise price of $0.0001 per share. Pre-funded warrants to purchase 3,967,391 shares of the Company’s common stock remain outstanding.
From April 1, 2024 through May 7, 2024, a total of 680,001 stock options under the 2017 Plan were exercised at a weighted average exercise price of $15.93. The Company received total proceeds of $10.8 million upon exercise of these stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and notes thereto as of and for the fiscal year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contain forward-looking statements that involve risk and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Sale of INBRX-101 to Sanofi
In January 2024, we announced that we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Aventis, a wholly owned indirect subsidiary of Sanofi, whereby Sanofi will indirectly acquire, through Aventis, all the assets and liabilities primarily related to INBRX-101, an optimized, recombinant alpha-1 antitrypsin, or AAT, augmentation therapy currently in a registrational trial for the treatment of patients with alpha-1 antitrypsin deficiency, or AATD. Immediately prior to the closing of the proposed merger, or the Merger, all assets and liabilities not primarily related to INBRX-101 will be spun out into a new publicly traded company, New Inhibrx.
Under the terms of the Merger Agreement, Aventis will acquire all of our outstanding shares through the Merger, and in turn, each of our shareholders will receive: (i) $30.00 per share in cash, (ii) one contingent value right per share, representing the right to receive a contingent payment of $5.00 in cash upon the achievement of a regulatory milestone and (iii) one SEC-registered, publicly listed, share of New Inhibrx for every four shares of Inhibrx common stock held. In addition, in connection with the transaction, Aventis will (1) assume and retire our outstanding third-party debt, including our debt arrangements with Oxford Finance LLC, or Oxford, (2) cause New Inhibrx to be funded with $200 million in cash, and (3) retain an equity interest in New Inhibrx of approximately 8%. Subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals, we expect the Merger to close during the second quarter of 2024.

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
** Currently being investigated in colorectal and gastric adenocarcinomas, malignant pleural mesothelioma, chondrosarcoma and synovial sarcoma.
*** Currently being investigated in patients with non-small cell lung cancer, or NSCLC, and head and neck squamous cell carcinoma, or HNSCC.

INBRX-101
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
In April 2023, we initiated ElevAATe, a registration-enabling trial for INBRX-101 for the treatment of patients with emphysema due to AATD. The primary endpoint of the trial is the mean change in the average functional AAT, or fAAT, concentration as measured by anti-neutrophil elastase capacity from baseline to average serum trough fAAT concentration at steady state (Ctrough,ss). The initial read-out from the ElevAATe trial is expected to occur in mid-2025 and we intend to submit for regulatory approval once completed. In our end of Phase 1 meeting, the FDA requested additional information to support the correlation between serum AAT levels and the clinical benefit in AATD to further support serum AAT levels as a surrogate endpoint reasonably likely to predict clinical benefit. We are in the process of compiling this data through existing registry, health records and published data for the FDA as part of the BLA submission.
As described above, we expect our INBRX-101 program to be acquired by Sanofi during the second quarter of 2024.
INBRX-109
Our most advanced therapeutic candidate, INBRX-109, is a tetravalent death receptor 5, or DR5, agonist currently being evaluated in patients diagnosed with difficult-to-treat cancers, such as chondrosarcoma, mesothelioma, colorectal cancer, Ewing sarcoma and pancreatic adenocarcinoma. In June 2021, based on the initial Phase 1 data results, we initiated a registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma for which the FDA and the European Medicine Agency, or EMA, granted orphan drug designation in November 2021 and August 2022, respectively. In November 2022, we announced updated efficacy and safety data from the ongoing Phase 1 INBRX-109 expansion cohorts for the treatment of chondrosarcoma, which showed disease control was observed in patients with and without isocitrate dehydrogenase, or IDH, mutations. Of the 210 patients studied to date, the treatment-related serious adverse events observed were (i) abnormal laboratory findings of increased alanine aminotransferase (6 or 2.9%), increased aspartate aminotransferase (6 or 2.9%), increased hepatic enzyme (1 or 0.5%), increased liver function test (1 or 0.5%) and decreased platelet count (1 or 0.5%), (ii) gastrointestinal disorders, which consisted of diarrhea (3 or 1.4%), enterocolitis, an inflammation of the small intestine and colon (1 or 0.5%), nausea (1 or 0.5%) and vomiting (1 or 0.5%), (iii) blood and lymphatic system disorders, which consisted of anemia (3 or 1.4%), febrile neutropenia, a condition where the body has a reduced number of a certain type of white blood cells in conjunction with a fever (2 or 1%) and thrombocytopenia, a condition where the number of platelets in the blood is abnormally low (1 or 0.5%), (iv) hepatobiliary (liver, bile duct or gallbladder) disorders which consisted of acute hepatic failure (2 or 1%), hepatic failure (1 or 0.5%), hyperbilirubinemia, also known as jaundice (1 or 0.5%), (v) general disorders and administration site conditions, which consisted of asthenia, or physical weakness or general lack of energy (1 or 0.5%) and influenza-like illness (1 or 0.5%), (vi) infections, which consisted of neutropenic sepsis, a significant inflammatory response to a presumed infection in a person with or without fever (1 or 0.5%) and sepsis, an overreactive and extreme inflammatory response to infection (1 or 0.5%), (vii) metabolism and nutrition disorders, which consisted of dehydration (1 or 0.5%), failure to thrive (1 or 0.5%) and hyponatraemia, a condition where the sodium levels in blood are lower than normal (1 or 0.5%), (viii) tachycardia (1 or 0.5%), and (ix) posterior reversible encephalophathy syndrome, a condition marked by headaches, vision problems, mental changes, seizures, and swelling in the brain (1 or 0.5%). Data from the registration-enabling Phase 2 trial in unresectable or metastatic conventional chondrosarcoma is expected during the first half of 2025.
On November 2, 2023, we announced preliminary efficacy and safety data from the Phase 1 trial of INBRX-109 in combination with Irinotecan, or IRI, and Temozolomide, or TMZ, for the treatment of advanced or metastatic, unresectable Ewing sarcoma. Among the 13 patients evaluable as of the data cut of September 8, 2023, the observed disease control rate was 76.9%, or 10 out of 13 patients as measured by RECISTv1.1, with 7 patients achieving partial responses (53.8%) and 3 patients achieving stable disease (23.1%). Overall, INBRX-109 in combination with IRI/TMZ was well tolerated from a safety perspective. Of 89 patients studied to date, the serious adverse events related to study drug (INBRX 109 or placebo) were (i) abnormal laboratory findings of increased alanine aminotransferase (1 or 1.1%) and increased aspartate aminotransferase (1 or 1.1%), (ii) hepatobiliary disorders, which consisted of hyperbilirubinemia (1 or 1.1%) and hepatic failure (1 or 1.1%), which led to our partial clinical hold, as described above, (iii) infections which consisted of infectious enterocolitis (1 or 1.1%), (iv) muscular weakness (1 or 1.1%), and (v) renal and urinary disorders, which consisted of hemorrhagic Cystitis, a condition in which the bladder becomes inflamed and starts to bleed (1 or 1.1%). We have expanded recruitment of this cohort as a result of these preliminary findings.
INBRX-106
INBRX-106 is a precisely engineered hexavalent sdAb-based therapeutic candidate targeting OX40, designed to be an optimized agonist of this co-stimulatory receptor. It is currently being investigated as a single agent and in combination with Keytruda in patients with locally advanced or metastatic solid tumors. Parts 1 and 3, dose escalation as a single agent and in combination with Keytruda, have been completed. We observed durable responses across multiple tumor types. To date, of the 166 patients studied in our Phase 1/2 clinical trial for INBRX-106, the treatment-related serious adverse events observed were (i) general disorders and administration site conditions, which consisted of pyrexia, or fever (3 or 1.8%) and influenza-like illness (1 or 0.6%), (ii) metabolism and nutrition disorders, which consisted of failure to thrive (1 or 0.6%), hyponatraemia, a condition when the sodium levels in blood are lower than normal (1 or 0.6%), and hypercalcemia, a condition when the sodium levels in blood are higher than normal (1 or 0.6%), (iii) gastrointestinal disorders, which consisted of diarrhea (2 or 1.2%) and vomiting (1 or 0.6%), (iv) blood and lymphatic system disorders, which consisted of anemia (1 or 0.6%) and pancytopenia, a condition in which there is lower-than-normal number of red and white blood cells and platelets in the blood (1 or 0.6%), (v) cardiac disorders, which consisted of acute myocardial infarction (1 or 0.6%) and myocarditis (1 or 0.6%), (vi) cytokine release syndrome (2 or 1.2%), (vii) infusion-related reactions (2 or 1.2%), (viii) primary adrenal insufficiency (1 or 0.6%), (ix) increased blood bilirubin (1 or 0.6%), (x) myositis, or inflamed muscles (1 or 0.6%), (xi) toxic encephalopathy, or brain dysfunction caused by toxic exposure (1 or 0.6%), and (xii) acute kidney injury (1 or 0.6%). Notably, though, most patients with related treatment emergent adverse events had events that were mild or moderate (Grade 1 or 2) in severity. The most common adverse events observed in this study related to INBRX-106 were infusion-related reaction, fatigue, rash, nausea, pruritus, and diarrhea. We expanded the enrollment for Part 2, single agent dose expansion, to increase the dataset in the single agent cohorts and to enroll additional NSCLC patients. We expect to announce additional data from Part 2 in 2025. We continue to enroll patients with NSCLC and HNSCC in Part 4, combination expansion cohorts. We are in the process of expanding these cohorts and expect to initiate at least one additional cohort by mid 2024. We expect to have a more mature dataset during the third quarter of 2025 and plan to provide an update at that time.
Components of Results of Operations
Revenue
To date, all of our revenue has been derived from licenses with collaboration partners and grant awards. We have not generated any revenue from the commercial sale of approved therapeutic products to date.
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
In accordance with the applicable accounting and regulatory requirements, we track all research and development expenses in the aggregate and do not manage or track either external or internal expenses on a program-by-program basis. External research and development expenses are instead managed and tracked by the nature of the activity, and primarily consist of contract manufacturing and clinical trial expenses. Internal research and development expenses primarily relate to personnel, early research and consumable costs, which are deployed across multiple projects under development. We manage and prioritize our research and development expenses based on scientific data, probability of successful technical development and regulatory approval, market potential and unmet medical need, among other considerations. We regularly review our research and development activities and, as necessary, reallocate resources that we believe will best support the long-term growth of our overall business. We review expenses incurred by vendor and by contract as benchmarked against the progression of our clinical and other milestones.
External research and development expenses consist of:
•expenses incurred in connection with the preclinical development of our programs;
•clinical trials of our therapeutic candidates, including under agreements with third parties, such as consultants and contract research organizations, or CROs;
•expenses associated with the manufacturing of our therapeutic candidates under agreements with contract development and manufacturing organizations, or CDMOs;

•expenses associated with regulatory requirements, including fees and other expenses related to our Scientific Advisory Board; and
•other external expenses, such as laboratory services related to our discovery and development programs and other shared services.
Internal research and development expenses consist of:
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
Other Income (Expense)
Interest expense. Interest expense consists of interest on our loans with Oxford.
Interest income. Interest income consists of interest earned on cash and cash equivalents, which include investments held during the period in highly liquid debt securities with original maturities of less than three months from our date of acquisition.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and March 31, 2023
The following table summarizes our condensed consolidated results of operations for each of the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2024	2023	($)	(%)
Revenue:
License fee revenue	$—	$17	$(17)	(100)%
Total revenue	—	17	(17)	(100)%
Operating expense:
Research and development	63,851	37,386	26,465	71%
General and administrative	9,974	6,397	3,577	56%
Total operating expense	73,825	43,783	30,042	69%
Loss from operations	(73,825)	(43,766)	(30,059)	69%
Other income (expense)
Interest expense	(8,130)	(7,563)	(567)	7%
Interest income	3,304	2,483	821	33%
Other expense, net	(59)	(70)	11	(16)%
Total other expense	(4,885)	(5,150)	265	(5)%
Net loss	$(78,710)	$(48,916)	$(29,794)	61%
License Fee Revenue
License fee revenue during the three months ended March 31, 2023 was $17,000 and consisted of revenue related to our option agreement, or the Chiesi Option Agreement, with Chiesi Farmaceutici S.p.A., or Chiesi. We did not recognize any revenue during the three months ended March 31, 2024 following our recognition of all revenue under the Chiesi Option Agreement during the prior year.
Research and Development Expense
The following table sets forth the primary external and internal research and development expenses (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,		CHANGE
	2024	2023	($)	(%)
External expenses:
Contract manufacturing	$25,202	$10,328	$14,874	144%
Clinical trials	19,778	10,019	9,759	97%
Other external research and development	2,034	2,286	(252)	(11)%
Internal expenses:
Personnel	13,238	11,302	1,936	17%
Equipment, depreciation, and facility	1,920	1,798	122	7%
Other internal research and development	1,679	1,653	26	2%
Total research and development expenses	$63,851	$37,386	$26,465	71%

Research and development expenses increased by $26.5 million from $37.4 million during the three months ended March 31, 2023 to $63.9 million during the three months ended March 31, 2024. The overall increase was primarily due to the following factors:
•contract manufacturing expense increased by $14.9 million, due to the nature of the development and manufacturing activities performed during the current period with our CDMO and CRO partners supporting our clinical and preclinical therapeutic candidates, which reflect the stage-specific needs of our programs and include early and late stage drug substance clinical manufacturing, analytical development, quality control, or QC, testing and stability studies, as well as drug product development, scale-up, robustness studies and selected biologics license applications, or BLA,-enabling activities;
•clinical trial expense increased by $9.8 million, primarily due to the initiation of our registration-enabling Phase 2 trial for INBRX-101 for the treatment of emphysema due to AATD during the second quarter of 2023, as well as the progression of our INBRX-106 Phase 1/2 trial and our registration-enabling Phase 2 trial for the treatment of unresectable or metastatic conventional chondrosarcoma; and
•personnel-related expense increased by $1.9 million, which was primarily related to an increase in headcount as a result of the expansion of our technical operations and clinical teams.
G&A Expense
G&A expenses increased by $3.6 million from $6.4 million during the three months ended March 31, 2023 to $10.0 million during the three months ended March 31, 2024. The overall increase during the three months ended March 31, 2024 was primarily due to the following factors:
•personnel-related expenses increased by $1.1 million, primarily attributable to an increase in headcount as in our finance and accounting team and our commercial strategy and medical affairs team;
•professional services-related expenses related to legal and accounting services increased by $1.6 million, which was primarily attributable to increases in legal expenses, including those related to intellectual property and other general corporate matters, in addition to increases in accounting services performed during the period as a result of our filing status in the current year; and
•expenses related to the Merger of $0.6 million, consisting of SEC filing fees and consulting services performed in connection with filings related to the transaction.
Other income (expense)
Interest expense. Interest expense increased by $0.5 million from $7.6 million during the three months ended March 31, 2023 to $8.1 million during the three months ended March 31, 2024, all of which relates to interest incurred and the amortization of debt discounts related to the 2020 Loan Agreement with Oxford and subsequent amendments between November 2020 and October 2022, or collectively, the Amended 2020 Loan Agreement. The increase in interest expense is the result of an increase in our variable interest rate driven by overall market conditions during the three months ended March 31, 2024. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 to the condensed consolidated financial statements.
Interest income. During the three months ended March 31, 2024, we earned $3.3 million of interest income related to interest earned on our sweep and money market account balances. During the three months ended March 31, 2023, we earned $2.5 million of interest income, which consisted of $1.0 million of interest income related to interest earned on our sweep and money market account balances and $1.5 million of interest earned on our investments in U.S. Treasury Bills. The increase in interest income during the three months ended March 31, 2024 is the result of higher cash and cash equivalent balances, coupled with rising interest rates, generating higher returns.
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
Through March 31, 2024, proceeds from the sale of equity securities as a public company consisted of (i) $136.9 million in gross proceeds from our initial public offering, (ii) $171.4 million in gross proceeds under our Open

Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or the Sales Agent, and (iii) $200.0 million in gross proceeds from the private placement transaction with certain institutional and other accredited investors, or Purchasers, in which we sold and issued shares of our common stock and, with respect to certain Purchasers, pre-funded warrants to purchase our common stock pursuant to a Securities Purchase Agreement, as amended, or the Purchase Agreement. The Purchasers have certain registration rights pursuant to the Purchase Agreement which have been waived after the close of the Merger. Sales of our common stock made pursuant to the Sales Agreement have been made under our $400.0 million Shelf Registration on Form S-3ASR, which became automatically effective upon filing on September 3, 2021. As of March 31, 2024, we have used a total of $171.4 million of the $400.0 million under our Shelf Registration, with $228.6 million remaining and available for use.
Future Funding Requirements
Since our inception, we have devoted substantially all of our efforts to therapeutic drug discovery and development, conducting preclinical studies and clinical trials, enabling manufacturing activities in support of our therapeutic candidates, establishing our intellectual property portfolio, developing our commercialization strategy, hiring to support these departments and activities and raising capital to support and expand these activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities. Our net loss for the three months ended March 31, 2024 and March 31, 2023 was $78.7 million and $48.9 million, respectively. As of March 31, 2024, we had an accumulated deficit of $692.4 million and cash and cash equivalents of $252.5 million.
In January 2024, we announced the Merger with Aventis, which, subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals, we currently expect to close during the second quarter of 2024. In connection with the Merger Agreement, we have agreed to various covenants, including, among others, agreement to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Aventis’s consent, including, but not limited to:
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
The process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We expect to continue to incur net losses for the foreseeable future until, if ever, we have an approved product and can successfully commercialize it. We expect our research and development expenses to increase as we continue our development of, and seek marketing approvals for, our therapeutic candidates (especially as we move more candidates into later stages of clinical development), and begin to commercialize any approved products, if ever. At this time, we are preparing to proceed with the commercialization of certain of our product candidates, if ever approved. As a result, we will incur significant pre-commercialization expenses in preparation for launch, the outcome of which is uncertain. Additionally, if approved, we will incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. We also expect additional general and administrative expenses as we hire additional personnel and incur increased accounting, audit, legal, regulatory and compliance, investor and public relations expense to support our continued expansion.
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
We have two leases for our laboratory and office space, which expire in 2025, with an option to extend the leases for an additional five years. As of March 31, 2024, we had future minimum rental payments under these leases of $2.8 million, of which $2.2 million and $0.6 million are current and non-current, respectively. For more information regarding these lease agreements, refer to Note 6 to the condensed consolidated financial statements.
Under the Amended 2020 Loan Agreement, and assuming the Merger is not consummated, we are required to make interest only payments through February 2025, with all principal payments and final fee payments beginning in March 2025 and continuing through the maturity date of January 2027. The interest-only period may be extended an additional twelve months if the Company raises at least $100.0 million in upfront licensing or partnership proceeds by February 2025, upon which principal payments would begin in March 2026. As of March 31, 2024, we had a minimum obligation of $252.6 million of long-term debt, including minimum interest and final fee payments, of which $26.5 million and $226.1 million are current and non-current, respectively. For more information regarding the Amended 2020 Loan Agreement, refer to Note 3 to the condensed consolidated financial statements.
We enter into contracts in the normal course of business with CROs related to our ongoing preclinical studies and clinical trials and with CDMOs for clinical supplies and manufacturing scale-up activities. These contracts are generally cancellable, with notice, at our option. We have recorded accrued expenses of approximately $45.2 million in our condensed consolidated balance sheets for expenditures incurred by CROs and CDMOs as of March 31, 2024.
While these contracts are generally cancellable, some may contain specific activities that involve one or more noncancellable commitments, including minimum purchase commitments, binding annual forecasts and capital equipment investments. Additionally, depending on the timing and reasoning of the exit, certain termination penalties may apply and can range from the cost of work performed to date up to twelve months of future committed manufacturing costs. As of March 31, 2024, the noncancellable portion of these contracts totaled in aggregate, excluding amounts recorded in accounts payable and accrued expenses as of this date is approximately $44.8 million. The noncancellable purchase commitments relate to the purchase of raw materials and future contract manufacturing of drug supply for INBRX-101.

Cash Flow Summary
The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2024	2023
Net cash used in operating activities	$(63,050)	$(39,944)
Net cash used in investing activities	(1,119)	(23)
Net cash provided by financing activities	38,728	356
Net decrease in cash and cash equivalents	$(25,441)	$(39,611)
Operating Activities
Net cash used in operating activities was $63.1 million during the three months ended March 31, 2024 and consisted primarily of a net loss of $78.7 million, adjusted for non-cash items including accretion on our debt discount and the non-cash portion of interest expense related to our debt of $1.2 million, stock-based compensation expense of $6.4 million, depreciation and amortization of $0.4 million and non-cash lease expense of $0.5 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, primarily related to an increase in prepaid expenses and other current assets of $2.4 million and an increase in other non-current assets of $1.4 million due to prepayments and additional deposits we made to our CRO partners during the quarter. Additionally, receivables increased by $0.6 million as related to interest income earned in our interest-bearing bank accounts, while the operating lease liability decreased by $0.5 million as a result of lease payments made throughout the period. These uses of cash were offset by increases in accrued expenses and other current liabilities of $8.0 million and an increase in accounts payable of $4.1 million due to the timing of payments to our CRO and CDMO partners during the period.
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
Investing Activities
Net cash used in investing activities was $1.1 million and $23,000 during the three months ended March 31, 2024 and March 31, 2023, respectively, and was related to capital purchases of laboratory and office equipment.
Financing Activities
Net cash provided by financing activities was $38.7 million and $0.4 million during the three months ended March 31, 2024 and March 31, 2023, respectively, which consisted of proceeds upon the exercise of stock options.
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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements and their effect, if any, on us.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash and cash equivalents and the interest expense on our variable interest rate debt.
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
Our long-term debt outstanding under our loan with Oxford has a variable interest rate based on the Standard Overnight Financing Rate, or SOFR. As of March 31, 2024, we had $200.0 million in gross principal outstanding in term loans under the Amended 2020 Loan Agreement with Oxford. Our term loans bear interest at a rate of the sum of the 1-Month Chicago Mercantile Exchange term secured overnight financing rate, or CME Term SOFR, plus 8.29%. During the three months ended March 31, 2024, the weighted average interest rate on these loans was 13.6%. As of March 31, 2024, an increase or decrease in the Term SOFR rate of 1% would result in a total increase or decrease in our future interest payments of $3.8 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On March 1, 2022, I-Mab Biopharma, or I-Mab, filed a lawsuit against the Company and Brendan Eckelman, the Company’s co-founder and Chief Scientific Officer, in the United States District Court for the District of Delaware, C.A. No. 22-00276-CJB, asserting claims for misappropriation of trade secrets related to Dr. Eckelman’s service as an expert witness for Tracon Pharmaceuticals, Inc., or Tracon, in Tracon’s arbitration against I-Mab. The parties are currently engaged in expert discovery and summary judgment motions are expected to be filed in or around June 2024, with trial currently scheduled to commence in October 2024. I-Mab is seeking royalty damages and alternative damages in the form of unjust enrichment.
Item 1A. Risk Factors.
Except for the risk factor set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
We do not track our research and development expenses on a program-by-program basis, which may impact our ability to efficiently allocate resources and could adversely affect our financial condition and results of operation.
In accordance with the applicable accounting and regulatory requirements, we track all research and development expenses in the aggregate and do not measure or track such expenses on a program-by-program basis. As a result, we evaluate the effectiveness of any particular research and development expense using qualitative metrics such as patient data and discussions with our employees overseeing the particular program. Our approach to research and development expenses may limit our ability to accurately assess the cost-effectiveness and progress of individual programs, which could impact our strategic decision-making process. For instance, if our qualitative observations are inaccurate, we may continue to allocate resources to a program that is not cost-effective or underperforming, or conversely, we may underfund a program that could potentially yield significant returns. This could result in inefficient use of our resources and potentially impact our financial condition and results of operations. Moreover, our approach to tracking research and development expenses could potentially impact our ability to attract investors who scrutinize the allocation of research and development expenses as a measure of a company’s management efficiency and strategic focus. If any such risk were to materialize, it could potentially impact our financial condition, results of operations, and ability to attract investments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
(a) Exhibits.

Exhibit No.	Description of Exhibit	Filed Herewith	Form	Incorporated By Reference File No.	Date Filed
2.1^	Agreement and Plan of Merger, dated as of January 22, 2024, by and among Inhibrx, Inc., Aventis Inc., and Art Acquisition Sub, Inc.		8-K	001-39452	1/23/2024
2.2^	Separation and Distribution Agreement, dated as of January 22, 2024, by and among Inhibrx, Inc., Ibex SpinCo, Inc., and Aventis Inc.		8-K	001-39452	1/23/2024
4.1	Amendment to Warrants to Purchase Stock, dated January 22, 2024, by and between Inhibrx, Inc. and Oxford Finance LLC.		8-K	001-39452	1/23/2024
4.2
Form of Agreement to Pre-Funded Warrant to Purchase Common Stock and Securities Purchase Agreement, dated January 22, 2024, by and between Inhibrx, Inc. and each holder of the Private Placement Warrants party thereto
			8-K	001-39452	1/23/2024
10.1	Termination Agreement, dated February 26, 2024, by and between the Registrant and Elpiscience Biopharmaceuticals, Inc.		10-K	001-39452	2/28/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	X
^     Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish     supplementally to the SEC a copy of any omitted exhibits or schedules upon request.
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

INHIBRX, INC.

Date: May 9, 2024	/s/ Mark P. Lappe
Mark P. Lappe
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 9, 2024	/s/ Kelly D. Deck
Kelly D. Deck, C.P.A.
Chief Financial Officer
(Principal Financial and Accounting Officer)